Form 10-Q
period 2021-03-31
Decarbonization Plus Acquisition Corp III
filed 2021-06-04
CIK 1844862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Decarbonization Plus Acquisition Corporation III
(Exact name of registrant as specified in its charter)
Delaware	001-40284	86-1888095
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

2744 Sand Hill Road, Suite 100 Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(212) 993-0076
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one warrant	DCRCU	Nasdaq Capital Market
Class A common stock, par value $0.0001 per share	DCRC	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	DCRCW	Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Explanatory Note: The registrant did not become subject to the filing requirements of the Securities Exchange Act of 1934 until March 23, 2021; however, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been subject to such filing requirements.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 4, 2021, 35,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DECARBONIZATION PLUS ACQUISITION CORPORATION III
Quarterly Report on Form 10-Q

Table of Contents

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DECARBONIZATION PLUS ACQUISITION CORPORATION III

UNAUDITED BALANCE SHEET

March 31, 2021
ASSETS:
Current Assets:
Cash	$2,986,880
Short term prepaid insurance	551,380
Total Current Assets	3,538,261
Cash equivalent held in Trust Account	350,000,172
Long term prepaid insurance	560,596
Total assets	$354,099,028

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - offering costs (affiliate)	$160,538
Accounts payable - affiliate	1,317,442
Accrued offering costs	480,200
Total current liabilities	1,958,180
Warrant liabilities	26,883,334
Deferred underwriting fee payable	12,250,000
Total liabilities	41,091,514

Commitments and Contingencies
Class A common stock subject to possible redemption, 30,800,751 shares at $10.00 per share	308,007,510
Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 4,199,249 shares issued and outstanding (excluding 30,800,751 shares subject to possible redemption)	420
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 10,062,500 shares issued and outstanding (1)	1,006
Additional paid-in capital	6,043,810
Accumulated deficit	(1,045,232)
Total stockholders' equity	5,000,004
Total liabilities and stockholders' equity	$354,099,028

The accompanying notes are an integral part of these financial statements.

(1)

Includes 1,312,500 shares of Class B Common Stock subject to forfeiture if the over-allotment option is not exercised in full (See Note 5).

DECARBONIZATION PLUS ACQUISITION CORPORATION III

UNAUDITED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) TO MARCH 31, 2021

Operating expenses:
General and administrative expenses	$205,486
Loss from operations	(205,486)

Other income:
Interest earned on marketable securities held in Trust Account	$172
Offering costs allocated to warrant liabilities	(956,584)
Change in fair value of warrant liabilities	116,666

Net loss	(1,045,232)

Weighted average number of Class A redeemable common stock, basic and diluted	2,868,852

Basic and diluted net income per common share, Class A redeemable common stock	0.00

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	9,072,746

Basic and diluted net loss per common share, Class B non-redeemable common stock	(0.12)

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION III

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) TO MARCH 31, 2021

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 29, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Class B Common Stock issued to Sponsor (1)	-	-	10,062,500	1,006	23,994	-	25,000
Sale of Class A Common Stock to Public, net of underwriting discounts and initial classification of warrant liabilities	35,000,000	3,500	-	-	313,746,500	-	313,750,000
Offering Costs	-	-	-	-	(678,838)	-	(678,838)
Cash paid in excess of fair value for Private Placement Warrants	-	-	-	-	956,584	-	956,584
Class A common stock subject to possible redemption	(30,800,751)	(3,080)	-	-	(308,004,430)	-	(308,007,510)
Net loss	-	-	-	-	-	(1,045,232)	(1,045,232)
Balance as of March 31, 2021	4,199,249	420	10,062,500	1,006	6,043,810	(1,045,232)	5,000,004

The accompanying notes are an integral part of these financial statements.

(1)Includes up to 1,312,500 shares of subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 5)

DECARBONIZATION PLUS ACQUISITION CORPORATION III

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) TO MARCH 31, 2021

Cash flow from operating activities:
Net loss	$(1,045,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(116,666)
Offering costs allocated to warrant liabilities	956,584
Interest earned on marketable securities held in Trust Account	(172)
Changes in operating assets and liabilities:
Accounts payable - affiliate	1,317,442
Prepaid insurance	(1,111,977)
Net cash used in operating activities	(20)

Cash flows from investing activities:
Investment of cash in Trust Account	(350,000,000)
Net cash used in investing activities	(350,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	343,000,000
Proceeds from sale of Private Placement Warrants	10,000,000
Proceeds from sale of Class B Common Stock to Sponsor	25,000
Payment of offering costs	(38,100)
Net cash provided by financing activities	352,986,900

Net increase in cash	2,986,880
Cash at beginning of period	-
Cash at end of period	$2,986,880

Supplemental disclosure of non-cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$307,889,890
Change in initial value of Class A common stock subject to possible redemption	117,620
Accrued offering costs	$640,738

The accompanying notes are an integral part of these financial statements.

Note 1 — Description of Organization and Business Operations

Organization and General

Decarbonization Plus Acquisition Corporation III (the “Company”) was incorporated in Delaware on January 29, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At March 31, 2021, the Company had not commenced any operations. All activity for the period from January 29, 2021 (inception) to March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, as well as the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective on March 23, 2021. On March 26, 2021, the Company consummated the Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $350,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 6,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Decarbonization Plus Acquisition Sponsor III LLC (the “Sponsor”) and certain of the Company’s independent directors, generating gross proceeds of $10,000,000, which is described in Note 5.

Transaction costs amounted to $19,928,838 consisting of $7,000,000 of underwriting fees, $12,250,000 of deferred underwriting fees and $678,838 of other offering costs. In addition, at March 31, 2021, cash of $2,986,880 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on March 26, 2021, an amount of $350,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States. The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) being sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent director nominees will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Note 2 — Correction of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 11,666,667 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “Initial Public Offering”) and (ii) the 6,666,667 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

In accordance with ASC Subtopic 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), as a result of the classification of the Warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and shares of Class A common stock included in the Units to the proceeds raised.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash.

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of March 26, 2021
Warrant liabilities	$—	$27,000,000	$27,000,000
Total liabilities	13,086,989	27,000,000	40,086,989
Class A common stock subject to possible redemption	334,899,890	(27,000,000)	307,899,890
Class A common stock	151	270	421
Additional paid-in capital	5,000,115	1,165,674	6,165,789
Retained earnings (accumulated deficit)	(1,271)	(1,165,944)	(1,167,215)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from January 29, 2021 (inception) to March 31, 2021 are not necessarily indicative of the results that may be expected for the period from January 29, 2021 (inception) to December 31, 2021 or any future period.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding for the period or since original issuance. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares (as defined below) as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from January 29, 2021 (Inception) to March 31, 2021
Class A Redeemable Common Stock
Numerator: Earnings allocable to Class A Redeemable Common Stock
Interest Income	$172
Net Income	$172
Denominator: Weighted Average Class A Redeemable Common Stock
Class A Redeemable Common Stock, Basic and Diluted	2,868,852
Income/Basic and Diluted Class A Redeemable Common Stock	$0.00

Class B Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Income
Net Loss	$(1,045,232)
Redeemable Net Income	(172)
Non-Redeemable Net Loss	$(1,045,404)
Denominator: Weighted Average Class B Non-Redeemable Common Stock
Class B Non-Redeemable Common Stock, Basic and Diluted	9,072,746
Loss/Basic and Diluted Class B Non-Redeemable Common Stock	$(0.12)

Note: As of March 31, 2021, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s common stockholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company utilized a Monte Carlo simulation model to value the Public Warrant liabilities at the date of the Initial Public Offering and at March 31, 2021, and utilizes a Black-Scholes model to value the Private Warrant liabilities that are categorized within Level 3 at each reporting period, with changes in fair value recognized in the Statement of Operations (see Note 8).

Fair Value of Financial Instruments

The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 – Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 – Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 8 for additional information on assets and liabilities measured at fair value.

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of this financial statement. Actual results could differ from those estimates.

Cash and cash equivalents

Cash includes amounts held at banks with an original maturity of less than three months. As of March 31, 2021, the Company held $2,986,880 in cash. Additionally, as of March 31, 2021, the Company held cash equivalents of $350,000,172 in the Trust Account.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, 30,800,751 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. The Company incurred offering costs amounting to $19,928,838 upon the completion of the Initial Public Offering.

The Company complies with the requirements of ASC 825-10. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company recorded $18,972,254 of offering costs as a reduction of equity in connection with the Public Shares included in the Units. The Company immediately expensed $956,584 of offering costs in connection with the Public Warrants included in the Units that were classified as liabilities.

As of March 31, 2021, the Company had no deferred offering costs on the accompanying balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The deferred tax assets are de minimis after accounting for the net effect of the valuation allowance.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s deferred tax assets and provision for income taxes were deemed to be de minimis as of March 31, 2021 and for the period from January 29, 2021 (inception) to March 31, 2021.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 4 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 35,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5 — Related Party Transactions

Founder Shares

On February 4, 2021, the Company issued an aggregate of 10,062,500 shares of Class B common stock (the “Founder Shares”) in exchange for a $25,000 payment from the Sponsor to cover certain expenses on behalf of the

Company (approximately $0.002 per share). As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units being sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. The Sponsor has agreed to forfeit up to an aggregate of 1,312,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As of March 31, 2021, the underwriters’ over-allotment option had not been exercised. On March 23, 2021, the Company, the Sponsor and the Company’s independent directors entered into several Securities Agreements, pursuant to which the Company issued an aggregate of 400,000 Founder Shares and the Sponsor agreed to forfeit 400,000 Founder Shares at no cost, which were cancelled by the Company. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

The Company’s initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Company’s independent directors and an affiliate of the Company’s chief executive officer purchased 6,666,667 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $10,000,000 (see Note 3 for further information regarding the accounting treatment of the Private Placement Warrants). The Sponsor has agreed to purchase up to an additional 700,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or an aggregate additional $1,050,000, to the extent the underwriter’s over-allotment option is exercised in full. As of March 31, 2021, the underwriters’ over-allotment option had not been exercised.

Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to partially fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The Sponsor and certain of the Company’s independent directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

On February 4, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of August 3, 2021 or the completion of the Initial Public Offering (the “Maturity Date”). As of March 31, 2021, no amount has been drawn down or is outstanding under the Note.

As of March 31, 2021, the Company owed the Sponsor $1.5 million for additional expenses paid on its behalf which has since been paid in full.

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from January 29, 2021 (Inception) to March 31, 2021, the Company had accrued $1,935 of monthly fees to the affiliate of the Sponsor, which were outstanding at March 31, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less applicable underwriting discounts and commissions. As of March 31, 2021, the underwriters’ over-allotment option had not been exercised.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,250,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

The Company continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 — Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 250,000,000 shares of Class A common stock (4,199,249 shares issued and outstanding, excluding 30,800,751 shares subject to possible redemption) with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock (10,062,500 shares issued and outstanding) with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2021, there were 35,000,000 shares of Class A common stock issued and outstanding, of which 30,800,751 shares were subject to possible redemption. At March 31, 2021, there were 10,062,500 shares of Class B common stock issued and outstanding.

The Sponsor has agreed to forfeit up to an aggregate of 1,312,500 Founder Shares depending on the extent to which the over-allotment option is not exercised by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As of March 31, 2021, the underwriters’ over-allotment option had not been exercised.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Warrants

Each whole Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. Only whole Warrants are exercisable. The Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Company has also granted the underwriters a 45-day option to purchase up to an additional 5,250,000 Units to cover over-allotments, if any.

Each whole Warrant is exercisable to purchase one share of our Class A common stock and only whole Warrants are exercisable. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade.

The exercise price of each Warrant is $11.50 per share, subject to adjustment as described herein. In addition, if we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

The Warrants will become exercisable on the later of:

•	30 days after the completion of the Initial Business Combination or,
•	12 months from the closing of the Initial Public Offering;

provided in each case that we have an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement).

The Company is not registering the shares of Class A common stock issuable upon exercise of the Warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days, after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. On the exercise of any Warrant, the Warrant exercise price will be paid directly to us and not placed in the Trust Account.

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants for cash (except as described herein with respect to the Private Placement Warrants):

•	In whole and not in part;
•	At a price of $0.01 per Warrant;
•	Upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and
•

if, and only if, the last sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.

The Company will not redeem the Warrants for cash unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If and when the Warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Except as described below, none of the Private Placement Warrants will be redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described below with respect to the Private Placement Warrants):

•	in whole and not in part;
•

at a price of $0.10 per Warrant, provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined in part by the redemption date and the “fair market value” of the Class A common stock except as otherwise below;

•	upon a minimum of 30 days’ prior written notice of redemption;

•

if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the warrantholders; and

•

if the last sale price of the Company’s Class A common stock on the trading day prior to the date on which the Company send the notice of redemption to the warrantholders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Warrants, as described above.

The “fair market value” of the Company’s Class A common stock shall mean the average reported last sale price of the Company’s Class A common stock for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of Warrants.

No fractional shares of Class A common stock will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A common stock to be issued to the holder.

As of March 31, 2021, there were 16,800,000 Public Warrants and 10,200,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the Balance Sheet in accordance with the guidance contained in ASC 815-40.

The Warrant liabilities are initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains (losses) in connection with changes in the fair value of warrant liabilities of $116,666 within change in fair value of warrant liabilities in the Statement of Operations during the period from January 29, 2021 (inception) to March 31, 2021.

Note 8 — Fair Value Measurements

At March 31, 2021, assets held in the Trust Account were comprised of $350,000,172 in money market funds which are invested in U.S. Treasury Securities. Through March 31, 2021, the Company has not withdrawn any interest earned on the Trust Account to pay its franchise and income tax obligations.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	$350,000,172	$350,000,172	$—	$—
Liabilities:
Warrant liability – Public Warrants	$16,684,334	$—	$—	$16,684,334
Warrant liability – Private Placement Warrants	$10,200,000	$—	$—	$10,200,000

The Company utilized a Monte Carlo simulation model to value the Public Warrant liabilities at the date of the Initial Public Offering and at March 31, 2021 and utilizes a Black-Scholes model to value the Private Warrant liabilities that are categorized within Level 3 at each reporting period, with changes in fair value recognized in the Statement of Operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The significant unobservable inputs used in the Monte Carlo simulation model to value the Public Warrants at the date of the Initial Public Offering and the Black-Scholes model to measure the Private Warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	As of March 26, 2021 (initial measurement)	As of March 31, 2021
Stock price	$9.52	$9.48
Strike price	$11.50	$11.50
Term (in years)	6.02	6.00
Volatility	23.6%	23.6%
Risk-free rate	1.09%	1.16%
Dividend yield	0.0%	0.0%
Fair value of warrants	$1.44 – 1.53	$1.43 – 1.53

The following table provides a summary of the changes in fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Level 3 Warrant Liabilities
Beginning balance as of January 29, 2021 (inception)	$-	$-	$-
Initial measurement at March 26, 2021	10,200,000	16,800,000	27,000,000
Change in valuation inputs or other assumptions	-	(116,666)	(116,666)
Fair value as of March 31, 2021	$10,200,000	$16,683,334	$26,883,334

There were no transfers between Levels 1, 2 or 3 during the period from January 29, 2021 (inception) to March 31, 2021.

Note 9 — Subsequent Events

Management has evaluated the impact of subsequent events through the date the financial statements were issued. All subsequent events required to be disclosed are included in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Decarbonization Plus Acquisition Corporation III. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained in Item 1. of this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). Our Sponsor is Decarbonization Plus Acquisition Sponsor III LLC, a Delaware limited liability company (“Sponsor”) and an affiliate of Riverstone Investment Group LLC, a Delaware limited liability company, and its affiliates (“Riverstone”). Although we may pursue an acquisition opportunity in any business or industry, we intend to capitalize on the Riverstone platform to identify, acquire and operate a business in industries that may provide opportunities for attractive risk-adjusted returns in one of the multiple sectors that may advance the objectives of global decarbonization. This includes the energy and agriculture, industrials, transportation and commercial and residential sectors.

The Registration Statement for our initial public offering was declared effective on March 23, 2021 (the “Public Offering”). On March 23, 2021, (the “Closing Date”) we consummated the Public Offering of 35,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring transaction costs of approximately $20.0 million, consisting of $7.0 million of underwriting fees, $12.3 million of deferred underwriting fees and approximately $679,000 of other offering costs. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Public Offering to purchase up to 5,250,000 additional units to cover over-allotments, if any, at $10.00 per unit, less underwriting discounts and commissions. As of March 31, 2021, the underwriters’ over-allotment option has not been exercised.

Simultaneously with the consummation of the Public Offering, we consummated the sale of 6,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor and independent directors, generating gross proceeds of $10.0 million (the “Private Placement”).

Approximately $350.0 million ($10.00 per Unit) of the net proceeds of the Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with the Continental Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

If we are unable to complete an initial business combination within 24 months from the closing of the Public Offering, or March 26, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our only activities from January 29, 2021 (inception) to March 31, 2021 related to our formation and the Public Offering, as well as due diligence costs incurred to identify a target company for a potential Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the period from January 29, 2021 (inception) to March 31, 2021, we had a net loss of approximately $1.1 million, which consisted of approximately $0.2 million in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans, $1.0 million of offering costs allocated to warrant liabilities offset by $0.1 million due to the change in the fair value of warrant liabilities.

Liquidity and Capital Resources

Our liquidity needs up to the Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of Class B common stock (the “Founder Shares”) to our Sponsor and a loan from our Sponsor for an aggregate amount of $300,000 to cover organizational expenses and expenses related to the Public Offering pursuant to a promissory note (the “Note”). As of March 31, 2021, no amount has been drawn down or is outstanding under the Note. Subsequent to the consummation of the Public Offering, our liquidity needs have been satisfied through the net proceeds of approximately $1.1 million from the Private Placement held outside of the Trust Account.

In addition, in the short term and long term, in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of March 31, 2021, there were no amounts outstanding under any working capital loans.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $7.0 million in the aggregate, paid upon closing of the Public Offering.

In addition, $0.35 per unit, or approximately $12.3 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NASDAQ Capital Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We recorded an aggregate of $1,935 for the period from January 29, 2021 (inception) to March 31, 2021, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations.

As of March 31, 2021, we recorded an aggregate of approximately $1,935 in related party accrued expenses.

Critical Accounting Policies

Basis of Presentation

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates.

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

Common stock subject to possible redemption

We account for the Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

 Impact of COVID-19

Our Sponsor continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of the balance date.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting related to issues to the accounting for the Company’s warrants, as described below. In light of this material weakness, management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances leading to the revision of the financial statements were not yet identified.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC (the “SEC Staff”) issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity, in accordance with ASC 815. Since issuance on March 26, 2021, the Company’s warrants, which includes (i) 11,416,667 redeemable warrants included as a part of the Units issued by the Company in the Public Offering (the “Public Warrants”) and (ii) 6,666,667 Private Placement Warrants (together with the Public Warrants, the “Warrants”), were accounted for as equity within the Company’s financial statements.

After consideration of the guidance in the SEC Staff Statement, the Company concluded that the Warrants should be accounted for as a liability and measured at fair value with changes in fair value for each period reported in the Company’s statement of operations. The Company has reflected this revision as a correction in the Company’s financial statements as of and for the period from January 29, 2021(inception) to March 31, 2021. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our final prospectus filed with the SEC on March 25, 2021 (“Final Prospectus”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed our Final Prospectus except as described below.

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued the SEC Statement, which focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings (see Note 2).

As a result, included on our balance sheet as of March 31, 2021 are derivative liabilities related to the embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All recent unregistered sales of securities have been previously reported.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Decarbonization Plus Acquisition Corporation III (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40284) filed with the SEC on March 26, 2021

3.2

Bylaws of Decarbonization Plus Acquisition Corporation III (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253094) filed with the SEC on February 12, 2021

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253094) filed with the SEC on February 12, 2021

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253094) filed with the SEC on February 12, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253094) filed with the SEC on February 12, 2021)

4.4

Warrant Agreement, dated March 23, 2021, between Decarbonization Plus Acquisition Corporation III and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40284) filed with the SEC on March 26, 2021

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECARBONIZATION PLUS ACQUISITION CORPORATION III

Date: June 4, 2021	By:	/s/ Erik Anderson
	Name:	Erik Anderson
	Title:	Chief Executive Officer (Principal Executive Officer)