Form 10-Q
period 2021-06-30
Decarbonization Plus Acquisition Corp III
filed 2021-08-16
CIK 1844862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2021, 35,000,000 shares of Class A common stock, par value $0.0001 per share, and 8,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DECARBONIZATION PLUS ACQUISITION CORPORATION III
Quarterly Report on Form 10-Q

Table of Contents

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DECARBONIZATION PLUS ACQUISITION CORPORATION III

UNAUDITED BALANCE SHEET

June 30, 2021
ASSETS:
Current Assets:
Cash	$—
Short term prepaid insurance	560,596
Total Current Assets	560,596
Cash equivalents held in Trust Account	350,005,400
Long term prepaid insurance	411,616
Total assets	$350,977,612

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$625,004
Franchise tax payable	83,288
Total current liabilities	708,291
Warrant liabilities	48,166,668
Deferred underwriting fee payable	12,250,000
Total liabilities	61,124,960

Commitments and Contingencies
Class A common stock subject to possible redemption, 28,485,265 shares at $10.00 per share	284,852,650
Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 6,514,735 shares issued and outstanding (excluding 28,485,265 shares subject to possible redemption)	652
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 10,062,500 shares issued and outstanding	1,006
Additional paid-in capital	29,198,438
Accumulated deficit	(24,200,094)
Total stockholders' equity	5,000,002
Total liabilities and stockholders' equity	$350,977,612

The accompanying notes are an integral part of these financial statements

DECARBONIZATION PLUS ACQUISITION CORPORATION III

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months ending June 30, 2021	For the period from January 29, 2021 (inception) to June 30, 2021
Operating expenses:
General and administrative expenses	$1,793,468	$1,998,954
Franchise tax expense	83,288	83,288
Loss from operations	(1,876,756)	(2,082,242)

Other income (expense):
Interest earned on cash equivalents held in Trust Account	$5,228	$5,400
Offering costs allocated to warrant liabilities	-	(956,584)
Change in fair value of warrant liabilities	(21,283,334)	(21,166,668)

Net Loss	(23,154,862)	(24,200,094)

Weighted average number of Class A redeemable common stock, basic and diluted	35,000,000	35,000,000

Basic and diluted net income per common share, Class A redeemable common stock	$-	$-

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	10,062,500	9,613,014

Basic and diluted net loss per common share, Class B non-redeemable common stock	$(2.30)	$(2.52)

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION III

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) TO JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 29, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Class B Common Stock issued to Sponsor	-	-	10,062,500	1,006	23,994	-	25,000
Sale of Class A Common Stock to Public, net of underwriting discounts and initial classification of warrant liabilities	35,000,000	3,500	-	-	313,746,500	-	313,750,000
Offering costs	-	-	-	-	(678,838)	-	(678,838)
Cash paid in excess of fair value for private placement warrants	-	-	-	-	956,584	-	956,584
Class A common stock subject to possible redemption	(30,800,751)	(3,080)	-	-	(308,004,430)	-	(308,007,510)
Net loss	-	-	-	-	-	(1,045,232)	(1,045,232)
Balance as of March 31, 2021	4,199,249	420	10,062,500	1,006	6,043,810	(1,045,232)	5,000,004
Class A common stock subject to possible redemption	2,315,486	232	-	-	23,154,628	-	23,154,860
Net loss	-	-	-	-	-	(23,154,862)	(23,154,862)
Balance as of June 30, 2021	6,514,735	652	10,062,500	1,006	29,198,438	(24,200,094)	5,000,002

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION III

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) TO JUNE 30, 2021

Cash flow from operating activities:
Net loss	$(24,200,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	21,166,668
Offering costs allocated to warrant liabilities	956,584
Interest earned on cash equivalents held in Trust Account	(5,400)
Changes in operating assets and liabilities:
Accounts payable	625,004
Franchise tax payable	83,288
Prepaid insurance	(972,212)
Net cash used in operating activities	(2,350,328)

Cash flows from investing activities:
Investment of cash in Trust Account	(350,000,000)
Net cash used in investing activities	(350,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	343,000,000
Proceeds from sale of Private Placement Warrants	10,000,000
Proceeds from sale of Class B Common Stock to Sponsor	25,000
Payment of offering costs	(674,672)
Net cash provided by financing activities	352,350,328

Net decrease in cash	-
Cash at beginning of period	-
Cash at end of period	$-

Supplemental disclosure of non-cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$307,889,890
Change in initial value of Class A common stock subject to possible redemption	(23,037,240)

The accompanying notes are an integral part of these financial statements.

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

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

At June 30, 2021, the Company had not commenced any operations. All activity for the period from January 29, 2021 (inception) to June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, as well as the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

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

Transaction costs amounted to $19,928,838 consisting of $7,000,000 of underwriting fees, $12,250,000 of deferred underwriting fees and $678,838 of other offering costs. In addition, at June 30, 2021, no cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

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

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

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

Going Concern

As of June 30, 2021, the Company had a cash balance of $0, but the Company has access to working capital loans from the Sponsor, which is described in Note 5, to cover the working capital deficit. Until the consummation of an Initial Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

 If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended June 30, 2021 and for the period from January 29, 2021 (inception) to June 30, 2021 are not necessarily indicative of the results that may be expected for the period from January 29, 2021 (inception) to December 31, 2021 or any future period.

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

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

The Company’s statement of operations includes a presentation of loss per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding for the period or since original issuance. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net loss, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares (as defined below) as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ending June 30, 2021	January 29, 2021 (inception) to June 30, 2021
Class A Redeemable Common Stock
Numerator: Earnings allocable to Class A Redeemable Common Stock
Interest Income	5,228	5,400
Franchise Taxes	(5,228)	(5,400)
Net Income (Loss)	-	-
Denominator: Weighted Average Class A Redeemable Common Stock

Class A Redeemable Common Stock, Basic and Diluted	35,000,000	35,000,000
Earnings/Basic and Diluted Class A Redeemable Common Stock	-	-
Class B Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income (Loss)	(23,154,862)	(24,200,094)
Redeemable Net Income	-	-
Non-Redeemable Net Loss	(23,154,862)	(24,200,094)
Denominator: Weighted Average Class B Non-Redeemable Common Stock
Class B Non-Redeemable Common Stock, Basic and Diluted (1)	10,062,500	9,613,014
Loss/Basic and Diluted Class B Non-Redeemable Common Stock	(2.30)	(2.52)

Note: As of June 30, 2021, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s common stockholders.

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

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company utilized a Monte Carlo simulation model to value the Public Warrant liabilities at the date of the Initial Public Offering and then the unadjusted, quoted price listed on the NASDAQ Capital Market for each subsequent reporting period, and utilizes a Black-Scholes model to value the Private Warrant liabilities that are categorized within Level 3 at each reporting period, with changes in fair value recognized in the Statement of Operations (see Note 8).

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

Cash and cash equivalents

Cash includes amounts held at banks with an original maturity of less than three months. As of June 30, 2021, the Company held no cash.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 28,485,265 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s deferred tax assets and provision for income taxes were deemed to be de minimis as of June 30, 2021 and for the period from January 29, 2021 (inception) to June 30, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 35,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Related Party Transactions

Founder Shares

On February 4, 2021, the Company issued an aggregate of 10,062,500 shares of Class B common stock (the “Founder Shares”) in exchange for a $25,000 payment from the Sponsor to cover certain expenses on behalf of the Company (approximately $0.002 per share). As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units being sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. The Sponsor has agreed to forfeit up to an aggregate of 1,312,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As of June 30, 2021, the underwriters’ over-allotment option had not been exercised. On March 23, 2021, the Company, the Sponsor and the Company’s independent directors entered into several Securities Agreements, pursuant to which the Company issued an aggregate of 400,000 Founder Shares and the Sponsor agreed to forfeit 400,000 Founder Shares at no cost, which were cancelled by the Company. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Company’s independent directors and an affiliate of the Company’s chief executive officer purchased 6,666,667 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $10,000,000 (see Note 3 for further information regarding the accounting treatment of the Private Placement Warrants). The Sponsor has agreed to purchase up to an additional 700,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or an aggregate additional $1,050,000, to the extent the underwriter’s over-allotment option is exercised in full. As of June 30, 2021, the underwriters’ over-allotment option had not been exercised.

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

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

Related Party Loans

On February 4, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of August 3, 2021 or the completion of the Initial Public Offering (the “Maturity Date”). As of June 30, 2021, no amount has been drawn down or is outstanding under the Note.

During the period ending June 30, 2021, the Company paid the Sponsor $1.5 million for additional expenses paid on its behalf.

Administrative Support Agreement

On March 23, 2021 the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from January 29, 2021 (Inception) to June 30, 2021, the Company had incurred and paid $31,935 of monthly fees to the affiliate of the Sponsor which were paid in full at June 30, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

Note 5 — Commitments and Contingencies

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less applicable underwriting discounts and commissions. As of June 30, 2021, the underwriters’ over-allotment option had not been exercised.

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

Note 6 — Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 250,000,000 shares of Class A common stock (6,514,735 shares issued and outstanding, excluding 28,485,265 shares subject to possible redemption) with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock (10,062,500 shares issued and outstanding) with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2021, there were 35,000,000 shares of Class A common stock issued and outstanding, of which 28,485,265 shares were subject to possible redemption. At June 30, 2021, there were 10,062,500 shares of Class B common stock issued and outstanding.

The Sponsor has agreed to forfeit up to an aggregate of 1,312,500 Founder Shares depending on the extent to which the over-allotment option is not exercised by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As of June 30, 2021, the underwriters’ over-allotment option had not been exercised.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

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

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

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

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants for cash (except as described herein with respect to the Private Placement Warrants):

•	In whole and not in part;
•	At a price of $0.01 per Warrant;
•	Upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

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
•

at a price of $0.10 per Warrant, provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined in part by the redemption date and the “fair market value” of the Class A common stock except as otherwise below;

•	upon a minimum of 30 days’ prior written notice of redemption;
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

As of June 30, 2021, there were 11,666,667 Public Warrants and 6,666,667 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the Balance Sheet in accordance with the guidance contained in ASC 815-40.

The Warrant liabilities are initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains (losses) in connection with changes in the fair value of warrant liabilities of $(21,283,334) and $(21,166,668) within change in fair value of warrant liabilities in the Statement of Operations during the three months ended June 30, 2021 and the period from January 29, 2021 (inception) to June 30, 2021, respectively.

Note 7 — Fair Value Measurements

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

At June 30, 2021, assets held in the Trust Account were comprised of $350,005,400 in money market funds which are invested in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any interest earned on the Trust Account to pay its franchise and income tax obligations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	$350,005,400	$350,005,400	$-	$-
Liabilities:
Warrant liability – Public Warrants	$29,633,334	$-	$-	$29,633,334
Warrant liability – Private Placement Warrants	$18,533,334	$-	$-	$18,533,334

The Company utilized a Monte Carlo simulation model to value the Public Warrant liabilities at the date of the Initial Public Offering, and then the unadjusted, quoted price listed on the NASDAQ Capital Market for each subsequent reporting period. The Company utilizes a Black-Scholes model to value the Private Warrant liabilities that are categorized within Level 3 at each reporting period, with changes in fair value recognized in the Statement of Operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The significant unobservable inputs used in the Monte Carlo simulation model to value the Public Warrants at the date of the Initial Public Offering and the Black-Scholes model to measure the Private Warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

As of June 30, 2021
Stock price	$10.37
Strike price	$11.50
Term (in years)	5.3
Volatility	32.0%
Risk-free rate	0.92%
Dividend yield	0.0%
Fair value of warrants	2.54 - 2.78

The following table provides a summary of the changes in fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Level 3 Warrant liabilities
Beginning balance as of January 29, 2021 (inception)	$-	$-	$-
Initial measurement at March 26, 2021	10,200,000	16,800,000	27,000,000
Change in value inputs or other assumptions	8,333,334	12,833,334	21,166,668
Fair value as of June 30, 2021	$18,533,334	$29,633,334	$48,166,668

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

The Company transferred the public warrants from Level 3 to Level 1 in the amount of $16,800,000 at the Initial Public Offering Date during the period from January 29, 2021 (inception) to June 30, 2021.

Note 8 — Subsequent Events

Management has evaluated the impact of subsequent events through the date the financial statements were issued. All subsequent events required to be disclosed are included in these financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “DCRC,” “our,” “us” or “we” refer to Decarbonization Plus Acquisition Corporation III. The following discussion and analysis of DCRC’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained in Item 1. of this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

The Registration Statement for our initial public offering was declared effective on March 23, 2021 (the “Public Offering”). On March 23, 2021, we consummated the Public Offering of 35,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring transaction costs of approximately $20.0 million, consisting of $7.0 million of underwriting fees, $12.3 million of deferred underwriting fees and approximately $679,000 of other offering costs. The underwriters were granted a forty-five (45)-day option from the date of the final prospectus relating to the Public Offering to purchase up to 5,250,000 additional units to cover over-allotments, if any, at $10.00 per unit, less underwriting discounts and commissions. As of June 30, 2021, the underwriters’ over-allotment option has not been exercised.

Simultaneously with the consummation of the Public Offering, we consummated the sale of 6,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor and independent directors, generating gross proceeds of $10.0 million (the “Private Placement”).

Approximately $350.0 million ($10.00 per Unit) of the net proceeds of the Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with the Continental Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

 If we are unable to complete an initial business combination within twenty-four (24) months from the closing of the Public Offering, or March 26, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

Business Combination Agreement

On June 15, 2021, DCRC, DCRC Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the DCRC (“Merger Sub”), and Solid Power, Inc., a Colorado corporation (the “Company”), entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with the Company surviving the Merger as a wholly owned subsidiary of DCRC.

Registration Rights Agreement

In connection with the closing of the Business Combination (the “Closing”), that certain Registration Rights Agreement dated March 23, 2021 (the “IPO Registration Rights Agreement”) will be amended and restated and DCRC, certain persons and entities holding securities of DCRC prior to the Closing (the “Initial Holders”) and certain persons and entities receiving DCRC Class A Common Stock pursuant to the Merger (the “New Holders” and together with the Initial Holders, the “Reg Rights Holders”) will enter into that amended and restated IPO Registration Rights Agreement attached as an exhibit to the Business Combination Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, DCRC will agree that, within thirty (30) days after the Closing, DCRC will file with the SEC (at DCRC’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Reg Rights Holders (the “Resale Registration Statement”), and DCRC will use its reasonable best efforts to have the Resale Registration Statement declared effective as promptly as reasonably practicable after the filing thereof. In certain circumstances, the Reg Rights Holders can demand the Company’s assistance with underwritten offerings and block trades, and the Reg Rights Holders will be entitled to certain piggyback registration rights.

Stockholder Support Agreement

In connection with the execution of the Business Combination Agreement, on June 15, 2021, DCRC and certain stockholders of the Company entered into a Stockholder Support Agreement (the “Stockholder Support Agreement”) pursuant to which, among other things, such stockholders agreed to vote all of their shares of Company Common Stock and Company Preferred Stock in favor of the approval and adoption of the Proposed Transactions, including agreeing to execute the Written Consent within five (5) business days of the Registration Statement becoming effective. Additionally, such stockholders have agreed, among other things, not to, prior to the Effective Time, (a) transfer any of their shares of Company Common Stock and Company Preferred Stock (or enter into any arrangement with respect thereto), subject to certain customary exceptions, or (b) enter into any voting arrangement that is inconsistent with the Stockholder Support Agreement.

Such stockholders and certain other stockholders also agreed not to transfer any of their shares of DCRC Class A Common Stock received in the Merger, or upon exercise of Assumed Warrants, Exchanged Options or Exchanged Restricted Stock received in the Merger, for a period of the shorter of (i) six (6) months following the

Closing and (ii) the termination, expiration or waiver of the lock-up period covering the Sponsor’s DCRC Class A Common Stock, subject to certain customary exceptions. Such restrictions on transfer will be set forth in the bylaws DCRC will adopt in connection with Closing, which will apply to all investors of the Company that receive securities of DCRC in connection with Merger; provided, however, the Company agreed in the Stockholder Support Agreement that any waiver or termination of such lock-up period with respect to the DCRC Class A Common Stock held by BMW Holding B.V., Ford Motor Company, Volta Energy Storage Fund I, LP, Volta SPV SPW, LLC, Volta SPW Co-Investment, LP or any of their respective affiliates (the “Covered Group”) shall be deemed to be a proportional waiver or termination of the lock-up period with respect to the DCRC Class A Common Stock owned by the other members of the Covered Group.

Sponsor Letter

In connection with the execution of the Business Combination Agreement, on June 15, 2021, the Sponsor and certain directors of DCRC entered into a letter agreement with the Company and DCRC (the “Sponsor Letter”), pursuant to which, among other things, the Sponsor such directors agreed to (i) waive the anti-dilution rights set forth in the DCRC Charter with respect to shares of DCRC’s Class B common stock, par value $0.0001 per share

 (the “Founder Shares”), held by them, (ii) comply with the lock-up provisions in the Letter Agreement, dated March 23, 2021, by and among DCRC, the Sponsor and DCRC’s directors and officers and (iii) vote all the shares of DCRC Class A Common Stock and Founder Shares held by them in favor of the adoption and approval of the Business Combination Agreement and the Business Combination.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, on June 15, 2021, DCRC and the Company entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and DCRC agreed to sell to the Subscribers, an aggregate of 16,500,000 shares of DCRC Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $165,000,000, in a private placement (the “PIPE”).

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the Proposed Transactions. The purpose of the PIPE is to raise additional capital for use by the combined company following the Closing.

Pursuant to the Subscription Agreements, DCRC agreed that, within thirty (30) calendar days after the Closing, DCRC will file with the SEC (at DCRC’s sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”), and DCRC will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof.

The offering of the securities of DCRC that may be issued in connection with the Subscription Agreements has not been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Results of Operations

Our only activities from January 29, 2021 (inception) to June 30, 2021 related to our formation and the Public Offering, as well as due diligence costs incurred to identify a target company for a potential business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

 For the three (3) months ended June 30, 2021, we had a net loss of approximately $23.2 million, which consisted of approximately $1.8 million in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans, $83,000 in franchise taxes and $21.3 million due to the change in the fair value of warrant liabilities.

For the period from January 29, 2021 (inception) through June 30, 2021, we had a net loss of approximately $24.2 million, which consisted of approximately $2.0 million in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans, $83,000 in franchise taxes, $1.0 million of offering costs allocated to warrant liabilities offset by $21.2 million due to the change in the fair value of warrant liabilities.

Liquidity and Capital Resources

 Our liquidity needs up to the Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and a loan from our Sponsor for an aggregate amount of $300,000 to cover organizational expenses and expenses related to the Public Offering pursuant to a promissory note (the “Note”). As of June 30, 2021, no amount has been drawn down or is outstanding under the Note. Subsequent to the consummation of the Public Offering, our liquidity needs have been satisfied through the net proceeds of approximately $1.1 million from the Private Placement held outside of the Trust Account.

 In addition, in the short term and long term, in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of June 30, 2021, there were no amounts outstanding under any working capital loans.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NASDAQ Capital Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We recorded an aggregate of $31,935 for the period from January 29, 2021 (inception) to June 30, 2021, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations.

We recorded an aggregate of approximately $31,935 in related party expenses which were paid in full at June 30, 2021.

Critical Accounting Policies

 The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Common stock subject to possible redemption

 We account for the Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within DCRC’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of DCRC’s control and subject to occurrence of uncertain future events.

Impact of COVID-19

Our Sponsor continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the balance date.

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

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that because of a material weakness in our internal control over financial reporting related to the reclassification of our warrants and other accounting matters described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 4, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC (the “SEC Staff”) issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity, in accordance with ASC 815. Since issuance on March 26, 2021, the DCRC’s warrants, which include (i) 11,666,667 redeemable warrants included as a part of the Units issued by DCRC in the Public Offering (the “Public Warrants”) and (ii) 6,666,667 Private Placement Warrants (together with the Public Warrants, the “Warrants”), were accounted for as equity within DCRC’s financial statements.

Other than as described herein, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances leading to the revision of the financial statements were not yet identified. After consideration of the guidance in the SEC Staff Statement, DCRC concluded that the Warrants should be accounted for as a liability and measured at fair value with changes in fair value for each period reported in the DCRC’s statement of operations. DCRC has reflected this revision as a correction in DCRC’s financial statements as of and for the period from January 29, 2021 (inception) to March 31, 2021.

In light of the Restatement of our financial statements, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We have provided enhanced access to accounting literature, research materials and documents, performed an analysis to ensure that our financial statements are in accordance with generally accepted accounting principles and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan continue to be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As of June 30, 2021, this has not been fully remediated.

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

On April 12, 2021, the SEC Staff issued the SEC Staff Statement, which focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of June 30, 2021 are derivative liabilities related to the embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All recent unregistered sales of securities have been previously reported.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.1*

Business Combination Agreement and Plan of Reorganization, dated as of June 15, 2021, by and among DCRC, Merger Sub and the Company (incorporated by reference to Exhibit 2.1 to the DCRC’s Current Report on Form 8-K (File No. 001-40284) filed with the SEC on June 15, 2021)

3.1

Amended and Restated Certificate of Incorporation of Decarbonization Plus Acquisition Corporation III (incorporated by reference to Exhibit 3.1 to DCRC’s Current Report on Form 8-K (File No. 001-40284) filed with the SEC on March 26, 2021)

3.2

Bylaws of Decarbonization Plus Acquisition Corporation III (incorporated by reference to Exhibit 3.3 to DCRC’s Registration Statement on Form S-1 (File No. 333-253094) filed with the SEC on February 12, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to DCRC’s Registration Statement on Form S-1 (File No. 333-253094) filed with the SEC on February 12, 2021)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to DCRC’s Registration Statement on Form S-1 (File No. 333-253094) filed with the SEC on February 12, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to DCRC’s Registration Statement on Form S-1 (File No. 333-253094) filed with the SEC on February 12, 2021)

4.4

Warrant Agreement, dated March 23, 2021, between Decarbonization Plus Acquisition Corporation III and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the DCRC’s Current Report on Form 8-K (File No. 001-40284) filed with the SEC on March 26, 2021)

10.1

Stockholder Support Agreement, dated as of June 15, 2021, by and among the DCRC, the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.1 to DCRC’s Current Report on Form 8-K (File No. 001-40284) filed with the SEC on June 15, 2021)

10.2

Sponsor Letter, dated as of June 15, 2021, by and among the Sponsor, certain directors of DCRC, DCRC and the Company (incorporated by reference to Exhibit 10.2 to DCRC’s Current Report on Form 8-K (File No. 001-40284) filed with the SEC on June 15, 2021)

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

__________
*Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECARBONIZATION PLUS ACQUISITION CORPORATION III

Date: August 16, 2021	By:	/s/ Erik Anderson
	Name:	Erik Anderson
	Title:	Chief Executive Officer (Principal Executive Officer)