Form 10-Q
period 2021-09-30
Decarbonization Plus Acquisition Corp III
filed 2021-11-15
CIK 1844862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, 43,710,000 shares of Class A common stock, par value $0.0001 per share, and 40,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DECARBONIZATION PLUS ACQUISITION CORPORATION III
Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Unaudited Balance Sheet as of September 30, 2021	2

	Unaudited Statement of Operations for the Three Months ended September 30, 2021 and for the period from January 29, 2021 (inception) through September 30, 2021	3

	Unaudited Statement of Changes in Stockholders’ Deficit for the Three Months ended September 30, 2021 and for the period from January 29, 2021 (inception) through September 30, 2021	4

	Unaudited Statement of Cash Flows for the period from January 29, 2021 (inception) to September 30, 2021	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits.	28

SIGNATURE		29

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DECARBONIZATION PLUS ACQUISITION CORPORATION III

UNAUDITED BALANCE SHEET AS OF SEPTEMBER 30, 2021

September 30, 2021
ASSETS:
Current Assets:
Cash	$-
Short term prepaid insurance	560,596
Total Current Assets	560,596
Cash equivalents held in Trust Account	350,010,686
Long term prepaid insurance	270,315
Total assets	$350,841,597
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,389,025
Franchise tax payable	133,699
Total current liabilities	3,522,723
Warrant liabilities	39,429,306
Deferred underwriting fee payable	12,250,000
Total liabilities	55,202,030
Commitments and Contingencies
Class A common stock subject to possible redemption, 35,000,000 shares at $10.00 per share	350,000,000
Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; none issued and outstanding (excluding 35,000,000 shares subject to redemption)	-
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 8,750,000 shares issued and outstanding	875
Additional paid-in capital	131
Accumulated deficit	(54,361,439)
Total stockholders' deficit	(54,360,433)
Total liabilities and stockholders' deficit	$350,841,597

The accompanying notes are an integral part of these financial statements

DECARBONIZATION PLUS ACQUISITION CORPORATION III

UNAUDITED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Three Months ending September 30, 2021	For the period from January 29, 2021 (inception) to September 30, 2021
Operating expenses:
General and administrative expenses	$2,905,322	$4,904,276
Franchise tax expense	50,411	133,699
Loss from operations	(2,955,733)	(5,037,975)
Other income (expense):
Interest earned on cash equivalents held in Trust Account	5,286	10,686
Offering costs allocated to warrant liabilities	-	(956,584)
Change in fair value of warrant liabilities	8,737,362	(12,429,306)
Net Income (Loss)	$5,786,915	$(18,413,179)
Weighted average number of Class A redeemable common stock, basic and diluted	35,000,000	26,967,213
Basic and diluted net income (loss) per common share, Class A redeemable common stock	$0.13	$(0.52)
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	8,750,000	8,750,000
Basic and diluted net income (loss) per common share, Class B non- redeemable common stock	$0.13	$(0.52)

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION III

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 29, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Class B common stock issued to Sponsor	-	-	10,062,500	1,006	23,994	-	25,000
Accretion for Class A common stock to redemption	-	-	-	-	(23,994)	(35,948,260)	(35,972,254)
Net loss	-	-	-	-	-	(1,045,232)	(1,045,232)
Balance as of March 31, 2021	-	-	10,062,500	1,006	-	(36,993,492)	(36,992,486)
Forfeiture of Founder Shares	-	-	(1,312,500)	(131)	131	-	-
Net loss	-	-	-	-	-	(23,154,862)	(23,154,862)
Balance as of June 30, 2021	-	-	8,750,000	875	131	(60,148,354)	(60,147,348)
Net income	-	-	-	-	-	5,786,915	5,786,915
Balance as of September 30, 2021	-	$-	8,750,000	$875	$131	$(54,361,439)	$(54,360,433)

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION III

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

Cash flow from operating activities:
Net loss	$(18,413,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	12,429,306
Offering costs allocated to warrant liabilities	956,584
Interest earned on cash held in Trust Account	(10,686)
Changes in operating assets and liabilities:
Accounts payable	3,389,025
Franchise tax payable	133,699
Prepaid insurance	(830,911)
Net cash used in operating activities	(2,346,162)
Cash flows from investing activities:
Investment of cash in Trust Account	(350,000,000)
Net cash used in investing activities	(350,000,000)
Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	343,000,000
Proceeds from sale of Private Placement Warrants	10,000,000
Proceeds from sale of Class B common stock to Sponsor	25,000
Payment of offering costs	(678,838)
Net cash provided by financing activities	352,346,162
Net change in cash	-
Cash at beginning of period	-
Cash at end of period	$-
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$12,250,000

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

At September 30, 2021, the Company had not commenced any operations. All activity for the period from January 29, 2021 (inception) to September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, as well as the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

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

Transaction costs amounted to $19,928,838 consisting of $7,000,000 of underwriting fees, $12,250,000 of deferred underwriting fees and $678,838 of other offering costs. In addition, at September 30, 2021, no cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any of the Public Shares being sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

(subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under the NASDAQ Capital Market rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

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

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

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

Going Concern

As of September 30, 2021, the Company had a cash balance of $0. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as of September 30, 2021 (“ASU 2014-15”), the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor entity that are sufficient to fund the working capital needs of the Company.

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

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, management has determined that the Company has access to funds from the Sponsor, which is described in Note 5, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination and one year from the date of issuance of these financial statements.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and expiration of the underwriters’ over-allotment option, it had improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates an Initial Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table:

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$308,007,510	$41,922,490	$350,000,000
Class A common stock	420	(420)	-
Class B common stock	1,006	-	1,006
Additional paid-in capital	6,043,810	(6,043,810)	-
Accumulated deficit	(1,045,232)	(35,948,260)	(36,993,492)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(41,922,490)	$(36,992,486)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2021 and for the period from January 29, 2021 (inception) to September 30, 2021 are not necessarily indicative of the results that may be expected for the period from January 29, 2021 (inception) to December 31, 2021 or any future period.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic loss per common share for the period.

The Company has two classes of shares, which are referred to as Class A common stock and Founder Shares. Earnings and losses are shared pro rata between the two classes of shares as long as a business combination is consummated. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company utilized a Monte Carlo simulation model to value the Public Warrant (as defined below) liabilities at the date of the Initial Public Offering and then the unadjusted, quoted price listed on the NASDAQ Capital Market for each subsequent reporting period, and utilizes a Black-Scholes model to value the Private Placement Warrant liabilities that are categorized within Level 3 at each reporting period, with changes in fair value recognized in the Statement of Operations (see Note 8).

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

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

Cash and cash equivalents

Cash includes amounts held at banks with an original maturity of less than three months. As of September 30, 2021, the Company held no cash.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 35,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the balance sheet as of September 30, 2021 are reconciled in the following table:

Gross Proceeds	$350,000,000
Proceeds allocated to Public Warrants	$(16,800,000)
Class A shares offering costs	$(19,172,254)
Accretion of carrying value to redemption value	$35,972,254
Class A common stock subject to possible redemption	$350,000,000

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. The Company incurred offering costs amounting to $20,128,838 upon the completion of the Initial Public Offering.

The Company complies with the requirements of ASC 825-10. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company recorded $19,172,254 of offering costs as a reduction of equity in connection with the Public Shares included in the Units. The Company immediately expensed $956,584 of offering costs in connection with the Public Warrants (as defined below) included in the Units that were classified as liabilities.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s deferred tax assets and provision for income taxes were deemed to be de minimis as of September 30, 2021 and for the period from January 29, 2021 (inception) to September 30, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

adopted ASU 2020-06 on January 1, 2021. Adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Note 4 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 35,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each whole redeemable warrant included in the Units, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5 — Related Party Transactions

Founder Shares

On February 4, 2021, the Company issued an aggregate of 10,062,500 Founder Shares in exchange for a $25,000 payment from the Sponsor to cover certain expenses on behalf of the Company (approximately $0.002 per share). As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units being sold in the Initial Public Offering except that the Founder Shares convert into shares of Class A common stock at the election of the holder at any time prior to the Initial Business Combination or automatically at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to an aggregate of 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On May 7, 2021, the underwriters’ over-allotment option expired unexercised, and the Sponsor forfeited 1,312,500 Founder Shares.

On March 23, 2021, the Company, the Sponsor and the Company’s independent directors entered into several securities agreements, pursuant to which the Company issued an aggregate of 400,000 Founder Shares and the Sponsor agreed to forfeit 400,000 Founder Shares at no cost, which were cancelled by the Company. In April 2021, Michael Warren, in connection with his resignation from the Company’s board of directors, forfeited 40,000 Founder Shares and 40,000 Founder Shares were issued to the Sponsor. The Sponsor and independent directors will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the Sponsor and the independent directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

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

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Company’s independent directors and an affiliate of the Company’s chief executive officer purchased 6,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $10,000,000 (see Note 7 for further information regarding the accounting treatment of the Private Placement Warrants). The Sponsor agreed to purchase up to an additional 700,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, or an aggregate additional $1,050,000, to the extent the underwriter’s over-allotment option was exercised in full. On May 7, 2021, the underwriters’ over-allotment option expired unexercised.

Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to partially fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The Sponsor and the Company’s independent directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (as defined below), if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement signed on March 23, 2021. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Administrative Support Agreement

On March 23, 2021 the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from January 29, 2021 (Inception) to September 30, 2021, the Company had incurred and paid $61,935 of monthly fees to the affiliate of the Sponsor which were paid in full at September 30, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with the Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post-business combination entity at the price of $1.50 per warrant at the option of the lender (“Working Capital Warrants”). Such Working Capital Warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2021, the Company had no borrowings under any Working Capital Loans.

On October 14, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to the Sponsor to cover working capital requirements. The Company has not drawn upon the promissory note. Upon the consummation of an Initial Business Combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the promissory note into that number of Working Capital Warrants. The promissory note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the promissory and all other sums payable with regard to the promissory note becoming immediately due and payable.

Note 6 — Commitments and Contingencies

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less applicable underwriting discounts and commissions. On May 7, 2021, the underwriters’ over-allotment option expired unexercised.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,250,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Business Combination Agreement

On June 15, 2021, the Company entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”) with DCRC Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Solid Power, Inc., a Colorado corporation (“Solid Power”), pursuant to which Merger Sub will be merged with and into Solid Power (the “Merger” and together with the other transactions related thereto, the “Proposed Transactions”), with Solid Power surviving the Merger as a wholly owned subsidiary of the Company. The parties expect the Proposed Transactions to be completed in the fourth quarter of 2021, subject to, among other things, the approval of the Proposed Transactions by the Company’s stockholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions. For additional information on the Business Combination, please see the Form 8-K filed with the SEC on June 15, 2021 and the registration statement on Form S-4 filed with the SEC on August 10, 2021 and the amendments thereto. In connection with the proposed business combination, the Company will pay approximately $2.4 million in success fees to third parties for services incurred related to the successful completion of the business combination.

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

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

Note 7 — Stockholders’ Deficit

Common Stock

The authorized common stock of the Company includes up to 250,000,000 shares of Class A common stock (35,000,000 shares issued and outstanding ) with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock (8,750,000 shares issued and outstanding) with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2021, there were 35,000,000 shares of Class A common stock issued and outstanding, of which 35,000,000 of the Class A shares issued and outstanding are included in temporary equity . At September 30, 2021, there were 8,750,000 shares of Class B common stock issued and outstanding.

The Sponsor agreed to forfeit up to an aggregate of 1,312,500 Founder Shares depending on the extent to which the over-allotment option was not exercised by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to not exercise their over-allotment option, 1,312,500 Founder Shares were forfeited on May 7, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Warrants

Each whole warrant (the Public Warrants, Private Placement Warrants and Working Capital Warrants, collectively, the “Warrants”) entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. Only whole Warrants are exercisable. The Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade.

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

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

state of residence of the holder (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement).

The Company has not registered the shares of Class A common stock issuable upon exercise of the Warrants. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days, after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

As of September 30, 2021, there were 11,666,667 Public Warrants and 6,666,667 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the Balance Sheet in accordance with the guidance contained in ASC 815-40.

The Warrant liabilities are initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains (losses) in connection with changes in the fair value of warrant liabilities of $8,737,362 and $(12,429,306) within change in fair value of warrant liabilities in the Statement of Operations during the three months ended September 30, 2021 and the period from January 29, 2021 (inception) to September 30, 2021, respectively.

Note 8 — Fair Value Measurements

At September 30, 2021, assets held in the Trust Account were comprised of $350,010,686 in money market funds which are invested in U.S. Treasury Securities. Through September 30, 2021, the Company has not withdrawn any interest earned on the Trust Account to pay its franchise and income tax obligations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	$350,010,686	$350,010,686	$-	$-
Liabilities:
Warrant liability – Public Warrants	$24,539,764	$24,539,764	$-	$-
Warrant liability – Private Placement Warrants	$14,889,542	$-	$-	$14,889,542

The Company utilized a Monte Carlo simulation model to value the Public Warrant liabilities at the date of the Initial Public Offering, and then the unadjusted, quoted price listed on the NASDAQ Capital Market for each subsequent reporting period. The Company utilizes a Black-Scholes model to value the Private Placement Warrant liabilities that are categorized within Level 3 at each reporting period, with changes in fair value recognized in the Statement of Operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life,

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The significant unobservable inputs used in the Monte Carlo simulation model to value the Public Warrants at the date of the Initial Public Offering and the Black-Scholes model to measure the Private Placement Warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

As of September 30, 2021
Stock price	$10.05
Strike price	$11.50
Term (in years)	5.2
Volatility	28.3%
Risk-free rate	1.00%
Dividend yield	0.0%
Fair value of warrants	2.10 - 2.23

The following table provides a summary of the changes in fair value of the Level 3 warrant liabilities:

Level 3 Private Placement
Beginning balance as of January 29, 2021 (inception)	$-
Initial measurement at March 26, 2021	27,000,000
Transfer Public Warrants to Level 1	(16,800,000)
Change in value inputs or other assumptions	4,689,542
Fair value as of September 30, 2021	$14,889,542

The Company transferred the Public Warrants from Level 3 to Level 1 in the amount of $16,800,000 at the Initial Public Offering Date during the period from January 29, 2021 (inception) to September 30, 2021.

Note 9 — Subsequent Events

Management has evaluated the impact of subsequent events through the date the financial statements were issued. All subsequent events required to be disclosed are included in these financial statements except for the following:

On October 12, 2021, the parties to the Business Combination Agreement entered into the First Amendment to the Business Combination Agreement (the “BCA Amendment”). The BCA Amendment revises the Company’s proposed second amended and restated certificate of incorporation (the “Proposed Second A&R Charter”), to become effective upon the consummation of the Proposed Transactions, to clarify that, immediately upon the effectiveness of the filing of the Proposed Second A&R Charter, both the Company’s Class A common stock and Class B common stock issued and outstanding or held as treasury stock immediately prior to such filing shall, automatically and without further action by any stockholder, be reclassified as, and shall become, one share of common stock of the post-combination company.

On October 25, 2021 the Sponsor and certain of the Company's independent directors converted an aggregate of 8,710,000 of their shares of the Company’s Class B common stock to shares of Class A common stock. The converted Class A common stock are not registered and are not subject to redemption.

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

The registration statement for our initial public offering was declared effective on March 23, 2021 (the “Public Offering”). On March 23, 2021, we consummated the Public Offering of 35,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring transaction costs of approximately $20.0 million, consisting of $7.0 million of underwriting fees, $12.3 million of deferred underwriting fees and approximately $679,000 of other offering costs. The underwriters were granted a forty-five (45)-day option from the date of the final prospectus relating to the Public Offering to purchase up to 5,250,000 additional units to cover over-allotments, if any, at $10.00 per unit, less underwriting discounts and commissions. On May 7, 2021, the underwriters’ over-allotment option expired unexercised.

Simultaneously with the consummation of the Public Offering, we consummated the sale of 6,666,667 private placement warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor and independent directors, generating gross proceeds of $10.0 million (the “Private Placement”).

Approximately $350.0 million ($10.00 per Unit) of the net proceeds of the Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with the Continental Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

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

Proposed Business Combination

Business Combination Agreement

On June 15, 2021, DCRC, DCRC Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the DCRC (“Merger Sub”), and Solid Power, Inc., a Colorado corporation (the “Company”), entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with the Company surviving the Merger as a wholly owned subsidiary of DCRC. We expect the Business Combination to be completed in the fourth quarter of 2021, subject to, among other things, the approval of the Business Combination by our stockholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

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

Stockholder Support Agreement

In connection with the execution of the Business Combination Agreement, on June 15, 2021, DCRC and certain stockholders of the Company entered into a Stockholder Support Agreement (the “Stockholder Support Agreement”) pursuant to which, among other things, such stockholders agreed to vote all of their shares of Company common stock and Company preferred stock in favor of the approval and adoption of the Proposed Transactions, including agreeing to execute a written consent within five (5) business days of DCRC’s registration statement filed on Form S-4, filed on August 10, 2021, becoming effective. Additionally, such stockholders have agreed, among other things, not to, prior to the Closing, (a) transfer any of their shares of Company common stock and Company preferred stock (or enter into any arrangement with respect thereto), subject to certain customary exceptions, or (b) enter into any voting arrangement that is inconsistent with the Stockholder Support Agreement.

Such stockholders and certain other stockholders also agreed not to transfer any of their shares of DCRC Class A common stock received in the Merger, or upon exercise of assumed Company warrants, exchanged Company options or exchanged Company restricted stock received in the Merger, for a period of the shorter of (i) six (6) months following the Closing and (ii) the termination, expiration or waiver of the lock-up period covering the Sponsor’s DCRC Class A common stock, subject to certain customary exceptions. Such restrictions on transfer will be set forth in the bylaws DCRC will adopt in connection with Closing, which will apply to all investors of the Company that receive securities of DCRC in connection with Merger; provided, however, the Company agreed in the Stockholder Support Agreement that any waiver or termination of such lock-up period with respect to the DCRC Class A common stock held by BMW Holding B.V., Ford Motor Company, Volta Energy Storage Fund I, LP, Volta SPV SPW, LLC, Volta SPW Co-Investment, LP or any of their respective affiliates (the “Covered Group”) shall be deemed to be a proportional waiver or termination of the lock-up period with respect to the DCRC Class A common stock owned by the other members of the Covered Group.

Sponsor Letter

In connection with the execution of the Business Combination Agreement, on June 15, 2021, the Sponsor and certain directors of DCRC entered into a letter agreement with the Company and DCRC (the “Sponsor Letter”), pursuant to which, among other things, the Sponsor such directors agreed to (i) waive the anti-dilution rights set forth in the DCRC amended and restated certificate of incorporation with respect to shares of DCRC’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), held by them, (ii) comply with the lock-up provisions in the letter agreement, dated March 23, 2021, by and among DCRC, the Sponsor and DCRC’s directors and officers and (iii) vote all the shares of DCRC Class A common stock and Founder Shares held by them in favor of the adoption and approval of the Business Combination Agreement and the Business Combination.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, on June 15, 2021, DCRC and the Company entered into separate subscription agreements (collectively, the “Signing Subscription Agreements”) with a number of investors (collectively, the “Signing Subscribers”), pursuant to which the Signing Subscribers agreed to purchase, and DCRC agreed to sell to the Signing Subscribers, an aggregate of 16,500,000 shares of DCRC Class A common stock (the “Signing PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $165,000,000, in a private placement (the “Signing PIPE”).

On October 27, 2021, DCRC and the Company entered into a subscription agreement (the “Additional Subscription Agreement” and, together with the Signing Subscription Agreements, the “Subscription Agreements”) with SK Innovation Co., Ltd. (the “Additional Subscriber” and, together with the Signing Subscribers, the “Subscribers”), pursuant to which the Additional Subscriber agreed to purchase, and DCRC agreed to sell to the Additional Subscriber, 3,000,000 shares of DCRC Class A common stock (the “Additional PIPE Shares” and, together with the Signing PIPE Shares, the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $30,000,000, in a private placement (the “Additional PIPE” and, together with the Signing PIPE, the “PIPE”), which resulted in aggregate PIPE subscriptions of $195,000,000.

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

Results of Operations

Our only activities from January 29, 2021 (inception) to September 30, 2021 related to our formation and the Public Offering, as well as due diligence costs incurred to identify a target company for a potential business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

 For the three (3) months ended September 30, 2021, we had a net income of approximately $5.8 million, which consisted of approximately $(2.9) million in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans, $50,411 in franchise taxes and $8.7 million due to the change in the fair value of warrant liabilities.

For the period from January 29, 2021 (inception) through September 30, 2021, we had a net loss of approximately $18.4 million, which consisted of approximately $4.9 million in general and administrative expenses, including due diligence costs incurred in the pursuit of our acquisition plans, $133,699 in franchise taxes, $1 million of offering costs allocated to warrant liabilities and $12.4 million due to the change in the fair value of warrant liabilities.

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

 In addition, in the short term and long term, in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of September 30, 2021, there were no amounts outstanding under any working capital loans. On October 14, 2021, DCRC issued an unsecured promissory note in the principal amount of $1,500,000 to the Sponsor to cover working capital requirements. DCRC has not drawn upon the promissory note. Upon the consummation of an initial business combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the promissory note into that number of warrants to purchase one share of common stock (the “Working Capital Warrants”) equal to the principal amount of the promissory note so converted divided by $1.50. The terms of the Working Capital Warrants will be identical to the terms of the Private Placement Warrants. The promissory note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the promissory note and all other sums payable with regard to the promissory note becoming immediately due and payable.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Working Capital Warrants, if any, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and Working Capital Warrants and upon conversion of the Founder Shares will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $7.0 million in the aggregate, paid upon closing of the Public Offering.

In addition, $0.35 per Unit, or approximately $12.3 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NASDAQ Capital Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We recorded an aggregate of $61,935 for the period from January 29, 2021 (inception) to September 30, 2021, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations.

We recorded an aggregate of approximately $30,000 in related party expenses which were paid in full at September 30, 2021.

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

Warrant Liabilities

We account for the warrants issued in connection with our Public Offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

Common stock subject to possible redemption

 We account for the Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within DCRC’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. DCRC’s common stock features certain redemption rights that are considered to be outside of DCRC’s control and subject to occurrence of uncertain future events.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the fiscal quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of our control environment, as it sets the overall tone for DCRC and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified (see “Item 4. Controls and Procedures – Changes in Internal Control over Financial Reporting” contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2021 and June 30, 2021) and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our final prospectus filed with the SEC on March 25, 2021 (“Final Prospectus”) and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021 filed with the SEC on June 4, 2021 and August 16, 2021, respectively (“2021 Quarterly Reports”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in our Final Prospectus and 2021 Quarterly Reports.

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

4.4

Warrant Agreement, dated March 23, 2021, between Decarbonization Plus Acquisition Corporation III and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the DCRC’s Current Report on Form 8-K (File No. 001-40284) filed with the SEC on March 26, 2021)

10.1

Stockholder Support Agreement, dated as of June 15, 2021, by and among the DCRC, the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.1 to DCRC’s Current Report on Form 8-K (File No. 001-40284) filed with the SEC on June 15, 2021)

10.2

Sponsor Letter, dated as of June 15, 2021, by and among the Sponsor, certain directors of DCRC, DCRC and the Company (incorporated by reference to Exhibit 10.2 to DCRC’s Current Report on Form 8-K (File No. 001-40284) filed with the SEC on June 15, 2021)

10.3

Promissory Note, dated October 14, 2021, issued by DCRC to the Sponsor (incorporated by reference to Exhibit 10.1 to DCRC’s Current Report on Form 8-K (File No. 001-40284) filed with the SEC on October 14, 2021.

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

DECARBONIZATION PLUS ACQUISITION CORPORATION III

Date: November 15, 2021	By:	/s/ Erik Anderson
	Name:	Erik Anderson
	Title:	Chief Executive Officer (Principal Executive Officer)