Form 10-Q/A
period 2021-09-30
Decarbonization Plus Acquisition Corp III
filed 2021-12-02
CIK 1844862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 2, 2021, 43,710,000 shares of Class A common stock, par value $0.0001 per share, and 40,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

Decarbonization Plus Acquisition Corporation III (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q as of September 30, 2021 and for the quarterly period ended September 30, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original 10-Q”).

Background of Restatement

On November 22, 2021, the Board of Directors (the “Board”) of the Company, in consultation with management of the Company and upon the recommendation of the Audit Committee of the Board, concluded that, it is appropriate to restate the Company’s unaudited quarterly financial statements as of March 31, 2021 and for the period from January 29, 2021 (inception) to March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 4, 2021 (the “Q1 Form 10-Q”), and the Company’s unaudited quarterly financial statements as of June 30, 2021 and for the period from January 29, 2021 (inception) to June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021 (the “Q2 Form 10-Q” and, together with the Q1 Form 10-Q, the “Non-Reliance Financial Statements”). Considering such restatement, the Company concluded that the Non-Reliance Financial Statements should no longer be relied upon. This Amendment includes restatement of the Non-Reliance Financial Statements.

In connection with the preparation of its financial statements as of September 30, 2021, the Company’s management re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable shares of Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on February 8, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Pursuant to such re-evaluation, the Company’s management determined that the Public Shares include certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment a restatement of its financial statements for the periods affected by the Non-Reliance Financial Statements. See Note 2 to the Notes to Financial Statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects. These changes do not have any impact on the Company’s cash position and cash held in the trust account established in connection with the IPO.

Internal Control Considerations

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Amendment.

DECARBONIZATION PLUS ACQUISITION CORPORATION III
Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Unaudited Balance Sheet as of September 30, 2021	2

	Unaudited Statement of Operations for the Three Months ended September 30, 2021 and for the period from January 29, 2021 (inception) through September 30, 2021	3

	Unaudited Statement of Changes in Stockholders’ Deficit for the Three Months ended September 30, 2021 and for the period from January 29, 2021 (inception) through September 30, 2021	4

	Unaudited Statement of Cash Flows for the period from January 29, 2021 (inception) to September 30, 2021	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits.	31

SIGNATURE		32

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

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

DECARBONIZATION PLUS ACQUISITION CORPORATION III

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 29, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Class B common stock issued to Sponsor	-	-	10,062,500	1,006	23,994	-	25,000
Accretion for Class A common stock to redemption	-	-	-	-	(23,994)	(35,948,260)	(35,972,254)
Net loss	-	-	-	-	-	(1,045,232)	(1,045,232)
Balance as of March 31, 2021 (as restated see Note 2)	-	-	10,062,500	1,006	-	(36,993,492)	(36,992,486)
Forfeiture of Founder Shares	-	-	(1,312,500)	(131)	131	-	-
Net loss	-	-	-	-	-	(23,154,862)	(23,154,862)
Balance as of June 30, 2021 (as restated see Note 2)	-	-	8,750,000	875	131	(60,148,354)	(60,147,348)
Net income	-	-	-	-	-	5,786,915	5,786,915
Balance as of September 30, 2021	-	$-	8,750,000	$875	$131	$(54,361,439)	$(54,360,433)

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and expiration of the underwriters’ over-allotment option, it had improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates an Initial Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

BALANCE SHEETS

	March 26, 2021[1]	March 31, 2021	June 30, 2021
		Unaudited	Unaudited
Class A common stock subject to possible redemption
As Previously Reported	$307,899,890	$308,007,510	$284,852,650
Adjustment	$42,100,110	$41,992,490	$65,147,350
As Restated	$350,000,000	$350,000,000	$350,000,000
Class A common stock
As Previously Reported	$421	$420	$652
Adjustment	$(421)	$(420)	$(652)
As Restated	$-	$-	$-
Additional paid-in capital
As Previously Reported	$6,165,789	$6,043,810	$29,198,438
Adjustment	$(6,165,789)	$(6,043,810)	$(29,198,438)
As Restated	$-	$-	$-
Accumulated deficit
As Previously Reported	$(1,167,215)	$(1,045,232)	$(24,200,094)
Adjustment	$(35,933,900)	$(35,948,260)	$(35,948,260)
As Restated	$(37,101,115)	$(36,933,492)	$(60,148,354)
Total stockholders' (deficit) equity
As Previously Reported	$5,000,001	$5,000,004	$5,000,002
Adjustment	$(42,100,110)	$(41,992,490)	$(65,147,350)
As Restated	$(37,100,109)	$(36,992,486)	$(60,147,348)

1 As Revised in the March 31, 2021 Form 10-Q – Note 2.

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

	Period from January 29, 2021 (Inception) to	Three Months Ended	Period from January 29, 2021 (Inception) to
	March 31, 2021	June 30, 2021	June 30, 2021
	Unaudited	Unaudited	Unaudited
Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption
As Previously Reported	2,868,852	35,000,000	35,000,000
Adjustment	-	-	(12,810,458)
As Restated	2,868,852	35,000,000	22,189,542
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption
As Previously Reported	$0.00	$0.00	$0.00
Adjustment	$(0.09)	$(0.53)	$(0.78)
As Restated	$(0.09)	$(0.53)	$(0.78)
Basic and diluted weighted average shares outstanding, Class B non-redeemable common stock
As Previously Reported	9,072,746	10,062,500	9,613,014
Adjustment	(322,746)	(1,312,500)	(863,014)
As Restated	8,750,000	8,750,000	8,750,000
Basic and diluted net income (loss) per share, Class B non-redeemable common stock
As Previously Reported	$(0.12)	$(2.30)	$(2.52)
Adjustment	$0.03	$1.77	$1.74
As Restated	$(0.09)	$(0.53)	$(0.78)

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

	Period from January 29, 2021 (Inception) to	Period from January 29, 2021 (Inception) to
	March 31, 2021	June 30, 2021
	Unaudited	Unaudited
Initial classification of common stock subject to possible redemption
As Previously Reported	$307,899,890	$307,899,890
Adjustment	$(307,899,890)	$(307,899,890)
As Restated	$-	$-
Change in value of common stock subject to possible redemption
As Previously Reported	$117,620	$(23,037,240)
Adjustment	$(117,620)	$23,037,240
As Restated	$-	$-

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

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

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

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

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

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. This method would view the end of the reporting period as if it were also the redemption date for the security.

The Class A common stock subject to possible redemption reflected on the balance sheet as of September 30, 2021 are reconciled in the following table:

Decarbonization Plus Acquisition Corporation III

NOTES TO FINANCIAL STATEMENTS

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021, due to a failure to correctly apply the nuances of the complex accounting standards that apply to our financial statements, including with respect to certain complex equity instruments and equity linked instruments and related earnings per share impacts, which resulted in the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

In light of this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex securities and related accounting standards, including enhancing access to accounting literature and improving identification of third-party professionals with whom to consult regarding complex accounting applications. Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our final prospectus filed with the SEC on March 25, 2021 (“Final Prospectus”) and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021 filed with the SEC on June 4, 2021 and August 16, 2021, respectively (“2021 Quarterly Reports”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in our Final Prospectus and 2021 Quarterly Reports except as described below.

DCRC has identified material weaknesses in its internal control over financial reporting. These material weaknesses could continue to adversely affect DCRC’s ability to report its results of operations and financial condition accurately and in a timely manner.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC (the “SEC Staff”) issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). After consideration of the guidance in the SEC Staff Statement, DCRC concluded that, in light of the SEC Staff Statement, it was appropriate to revise the previously issued balance sheet as of March 26, 2021. As part of such process, DCRC identified a material weakness in its internal control over financial reporting related to the accounting treatment of the warrants due to a failure to correctly apply the complex accounting standards that apply to DCRC’s financial statements. This material weakness was remediated during the fiscal quarter ended September 30, 2021.

In addition, in connection with the preparation of DCRC’s financial statements as of September 30, 2021, management re-evaluated the classification of the redeemable shares of Class A common stock. The Board, in consultation with management and upon the recommendation of the audit committee of the Board, concluded that the previously issued financial statements as of March 31, 2021 and June 30, 2021 and for the periods from January 29, 2021 to March 31, 2021, and January 29, 2021 to June 30, 2021 should be restated to report all Class A common stock as temporary equity. As part of such process, management concluded that DCRC’s disclosure controls and procedures were not effective as of September 30, 2021, due to a failure to correctly apply the complex accounting standards that apply to DCRC’s financial statements, including with respect to certain complex equity instruments and equity linked instruments, which resulted in the material weakness in DCRC’s internal control over financial reporting. See Note 2 for additional information regarding the restatement and the related financial statement effects.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management is likewise required, on a quarterly basis, to evaluate the effectiveness of DCRC’s internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of DCRC’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weakness relating to warrant accounting was remediated during the fiscal quarter ended September 30, 2021. DCRC has taken a number of measures to remediate the material weakness relating to classification of the Class A common stock; however, if DCRC is unable to remediate its material weakness in a timely manner, or DCRC identifies additional material weaknesses, it may be unable to provide required financial information in a timely or reliable manner and it may materially incorrectly report financial information. Likewise, if DCRC’s financial statements are not filed on a timely basis as a public company, it could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which could result in a material adverse effect on DCRC’s business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect DCRC’s reputation or investor perceptions of DCRC, which could have a negative effect on the trading price of DCRC’s securities. In addition, DCRC may incur additional costs to remediate the material weakness in its internal control over financial reporting.

DCRC can give no assurance that the measures it has taken and plans to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls or otherwise.

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

DECARBONIZATION PLUS ACQUISITION CORPORATION III

Date: December 2, 2021	By:	/s/ Erik Anderson
	Name:	Erik Anderson
	Title:	Chief Executive Officer (Principal Executive Officer)