Form 10-K
period 2021-12-31
Solid Power, Inc.
filed 2022-03-23
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-40284

SOLID POWER, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-1888095
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

486 S. Pierce Ave., Suite E
Louisville, Colorado	80027
(Address of principal executive offices)	(Zip Code)

(303) 219-0720

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	SLDP	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50	SLDPW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $375.9 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

172,649,157 shares of common stock were issued and outstanding as of March 15, 2022.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EXPLANATORY NOTE

On December 8, 2021 (the “Closing Date”), Solid Power, Inc., a Delaware corporation (f/k/a Decarbonization Plus Acquisition Corporation III, “Solid Power,” the “Company,” “we,” “us” or “our”), consummated its previously announced business combination pursuant to that certain Business Combination Agreement and Plan of Reorganization, dated June 15, 2021 (as amended, the “Business Combination Agreement”), by and among the Company, DCRC Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Solid Power Operating, Inc., a Colorado corporation (f/k/a Solid Power, Inc., “Legacy Solid Power”), following the approval at a special meeting of the stockholders of the Company held on December 7, 2021. Decarbonization Plus Acquisition Corporation III prior to the business combination is referred to herein as “DCRC.”

Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into Legacy Solid Power, with Legacy Solid Power surviving the merger as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “business combination”). On the Closing Date, the Company changed its name from “Decarbonization Plus Acquisition Corporation III” to “Solid Power, Inc.” and on December 9, 2021, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market under the trading symbols “SLDP” and “SLDPW,” respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including any portions of the 2022 Proxy Statement that may be incorporated by reference, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report, regarding our future financial performance and our strategy, expansion plans, market opportunity, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “will,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report. We caution you that the forward-looking statements contained herein are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

•

risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require, and to commercialize our technology in advance of competing technologies;

•	risks relating to the non-exclusive nature of our original equipment manufacturers and joint development agreement relationships;
•	our ability to negotiate and execute supply agreements with our partners on commercially reasonable terms;
•	our ability to protect our intellectual property, including in jurisdictions outside of the United States;
•	broad market adoption of electric vehicles and other technologies where we are able to deploy our all-solid-state batteries, if developed successfully;

Solid Power, Inc. | 2021 Form 10-K | 3

•	our success in retaining or recruiting, or changes required in, our officers, key employees, including technicians and engineers, or directors;
•	risks relating to our status as an early-stage company with a history of financial losses, and an expectation to incur significant expenses and continuing losses for the foreseeable future;
•	changes in applicable laws or regulations;
•	risks related to technology systems and security breaches;
•	the possibility that COVID-19 or a future pandemic may adversely affect our results of operations, financial position and cash flows;
•

the possibility that we may be adversely affected by other economic, business or competitive factors, including supply chain interruptions, and may not be able to manage other risks and uncertainties; and

•	those factors discussed in “Part I, Item 1A. Risk Factors” in this Report.

We caution you that the foregoing list does not contain all of the risks or uncertainties that could affect the Company.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Report to reflect events or circumstances after the date of this Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

TRADEMARKS

Our logo and trademark appearing in this Report and the documents incorporated by reference herein are our property. This document and the documents incorporated by reference herein contains references to trademarks and service marks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of it by, any other companies.

Solid Power, Inc. | 2021 Form 10-K | 4

MARKET AND INDUSTRY DATA

We obtained the industry and market data used throughout this Report or any documents incorporated herein by reference from our own internal estimates and research, as well as from independent market research, industry and general publications and surveys, governmental agencies, publicly available information and research, surveys and studies conducted by third parties. Internal estimates are derived from publicly available information released by industry analysts and third-party sources, our internal research and our industry experience, and are based on assumptions made by us based on such data and our knowledge of our industry and market, which we believe to be reasonable. In some cases, we do not expressly refer to the sources from which this data is derived. In addition, while we believe the industry and market data included in this Report or any documents incorporated herein by reference is reliable and based on reasonable assumptions, such data involve material risks and other uncertainties and is subject to change based on various factors, including those discussed in the section entitled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties or by us.

INFORMATION ABOUT SOLID POWER

We use our website (www.solidpowerbattery.com) and various social media channels as a means of disclosing information about Solid Power and our products to our customers, investors and the public (e.g., @SolidPowerInc on Twitter, Solid Power Inc. on LinkedIn, and Solid Power on YouTube). The information posted on our website and social media channels is not incorporated by reference in this Report or in any other report or document we file with the United States Securities and Exchange Commission (“SEC”). The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Solid Power when you enroll your e-mail address by visiting the “Investor Email Alerts” section of our website at https://ir.solidpowerbattery.com.

PART I

Item 1. Business

Overview

Solid Power is developing all-solid-state battery cell technology that replaces the liquid or gel polymer electrolyte used in conventional lithium-ion battery cells with a sulfide-based solid electrolyte. Our sole focus is on the development and commercialization of all-solid-state battery cells and solid electrolyte materials, which we are currently developing for the fast-growing battery-powered electric vehicle market.

We are currently producing 0.2, 2, and 20 ampere-hour (“Ah”) high-content silicon all-solid-state battery cells (“Silicon EV Cells”) using established manufacturing processes on our initial pilot production line. We are currently constructing a second pilot production line (the “EV Line”) at our headquarters in Louisville, Colorado. The EV Line has been designed to produce 60 to 100 Ah all-solid-state battery cells, which we refer to as EV-scale. We expect to begin producing EV-scale cells during the third quarter of 2022. In addition, we are constructing a second facility in Thornton, Colorado primarily to expand our sulfide-based electrolyte production capability. We expect this facility to be brought on-line in the second half of 2022.

We are developing our All-Solid-State Platform to meet the performance and cost demands from both consumers and automotive original equipment manufacturers (“OEMs”), with the goal of outperforming the best performing liquid or gel electrolyte-based lithium-ion technologies in driving range, battery life, safety, and cost. We have partnered with industry leaders, such as Ford Motor Company (“Ford”), BMW of North America LLC (“BMW”), and SK Innovation Co., Ltd. (“SK Innovation”), to refine and validate our all-solid-state cell designs and the sulfide-based solid electrolyte we manufacture at our headquarters in Louisville, Colorado.

In recent years, liquid electrolyte-based lithium-ion technology made considerable strides to increase stored energy while lowering costs; however, we believe that current technology is approaching its practical limits. To reach mass adoption where a majority of new passenger vehicles are electrified, we believe battery cell technology must take a big step to address the limitations of traditional lithium-ion battery technology. Specifically, we are developing our all-solid-state battery cell technology with the goal to improve, among other things:

Solid Power, Inc. | 2021 Form 10-K | 5

•	Driving range through increased energy by enabling higher capacity electrodes that are otherwise not considered viable in a traditional lithium-ion battery cell.
•	Battery life through higher temperature stability compared to traditional lithium-ion and hybrid battery cells.
•	Safety of electric vehicle batteries through the removal of flammable and volatile liquids and gels from the battery cells.
•	Cost through simplifying the manufacturing process and removal or reduction of battery pack cooling systems and pack-level safety features typically seen in traditional lithium-ion battery packs.

Our business model comprises two strategic elements:

•	Licensing our all-solid-state battery cell designs and manufacturing know-how to our commercialization partners.
•	Selling our proprietary sulfide-based solid electrolyte material.

We believe this business model creates the possibility of multiple revenue streams and distinguishes us from many of our competitors. Longer-term, we endeavor to be a leading producer and distributor of sulfide-based solid electrolyte material, which may be employed both in powering all-solid-state battery cells in electric vehicles and in other commercial applications. By not needing to construct capital intensive battery manufacturing facilities, which are commonly referred to as gigafactories, we believe we can be “capital light” compared to other development-stage battery companies that plan to produce their battery designs in-house.

As a development-stage company, we have historically generated revenue through research and development performance on government contracts and grants as well as a small volume of sales of our cells and materials into non-commercial markets. These activities have funded a limited portion of our research and development activities to date. In addition, we have been able to secure additional liquidity to support our efforts through various financing transactions. In May 2021, we announced a $135.6 million Series B investment round (the “Series B Financing”), led by BMW Holding B.V. (“BMW Holding”) and Ford. In conjunction with this capital infusion, we also announced an expansion of our joint development agreements (“JDAs”) with BMW and Ford to develop all-solid-state battery cells for future electric vehicles. In December 2021, we completed the business combination, the result of which is we secured $495 million, net of transaction expenses, of additional capital to pursue our research and development activities. See “Explanatory Note” above.

With the delivery of hundreds of roll-to-roll pilot production line-produced battery cells that were tested by automotive OEMs and top tier battery manufacturers as consistent with our in-house testing results, we believe we are a leader in the development of all-solid-state battery cells. The cell manufacturing processes we have developed use equipment that is already used globally for high volume traditional lithium-ion battery cell production. If we are able to commercialize our processes, we anticipate this will enable manufacturers of our all-solid-state battery cells to meet volume and cost requirements of OEMs with less capital investment than would be required to scale their operations to implement new production methodologies that may be developed by our competitors.

Our Silicon EV Cell and lithium metal anode cell (“Lithium Metal EV Cell”) designs use many of the materials that are standard in today’s lithium-ion battery cells, specifically in the cathode. Our third cell design, conversion reaction cathode cells (“Conversion Reaction Cell”), which is earlier in the research and development cycle than our Silicon EV Cell and Lithium Metal EV Cell designs (see “— Current Research and Development” below), is targeted to include a cathode that is free of nickel and cobalt, which could cut cathode active material costs by up to 90%.

Our core sulfide-based solid electrolyte technology uses earth-abundant materials. We currently produce up to 1.2 metric tons per year of our proprietary sulfide-based solid electrolyte and are working toward meeting our goal of being able to produce at the rate of 30 metric tons per year in 2022. We have plans to produce 40,000 metric tons of sulfide-based solid electrolyte per year to support commercial production of approximately 800,000 electric vehicles using our all-solid-state battery cell design by 2028.

Our long-standing partnerships with BMW and Ford have allowed us to rapidly achieve research and development milestones on our path to commercialization. Our goal is to provide these partners with the technology to secure all-solid-state battery cells for

Solid Power, Inc. | 2021 Form 10-K | 6

their future battery powered electric vehicles. Ford recently announced an increase in its investment into electrification of its fleet from $22 billion to $30 billion and expressed its belief that 40% of its vehicle sales in 2030 will be electrified. BMW similarly announced that it expects to produce 25 electrified models in 2023 and deliver two million electric vehicles to its customers by the end of 2025.

Industry Background

The Electric Vehicle Transition is Underway

The Global Carbon Project, a leading non-governmental agency studying the effects of emissions on climate, estimated in 2019 that humans emit over 36.4 billion tons of CO2 equivalent greenhouse gases per year. The Global Carbon Project calculated that CO2 emissions from fossil fuels will rise between 4.1% and 5.7% in 2021 creating a new record level after a fall of 5.4% in 2020 from COVID 19-related lockdowns. The United States Environmental Protection Agency estimated that transportation emissions accounted for about 29% of domestic emissions in 2019, producing close to two billion tons of CO2 equivalent greenhouse gases, and approximately 14% of global emissions. According to the Rhodium Group, an independent research provider combining economic data and policy insight to analyze global trends, transportation saw a 10% increase in emissions in 2021 driven by a rise in diesel-fueled trucks used in e-commerce. According to research from International Energy Association, about 75% of transport emissions are from road transport, with passenger cars being responsible for over 45% of all transport-related emissions. We believe the widespread use of fully electric vehicles would significantly cut passenger vehicle emissions and help to reduce human-caused CO2.

The United States is making significant investments to prepare for the electrification of vehicles. In August 2021, President Biden signed an executive order setting a goal that 50% of all new passenger cars and light trucks sold in 2030 be zero-emission vehicles, including battery electric, plug-in hybrid electric, or fuel cell electric vehicles. In February 2022, the United States Department of Energy issued two notices of intent to provide $2.91 billion to boost production of the advanced batteries that are critical to rapidly growing clean energy industries of the future, including electric vehicles, as directed by the Bipartisan Infrastructure Law. The Department of Transportation and Energy also announced $5 billion to be made available under the new National Electric Vehicle Infrastructure (NEVI) Formula Program to build out a national electric vehicle charging network, an important step towards making electric vehicle charging accessible to all Americans. In addition, there are federal and state tax credits available to consumers who purchase certain electric vehicles.

State governments also are being proactive to prepare for the electrification of vehicles. For example, in his proposed 2021-22 budget, the governor of California included $500 million to substantially increase the number of electric vehicle charging stations in the state, while the State of Michigan provides economic grants to install direct current fast chargers. In January 2022, New York State governor Kathy Hochul announced that more than $12 million will be added to the state’s Drive Clean Rebate program, which helps consumers save up to $2,000 on the purchase of an electric vehicle. Similar efforts are being undertaken in other countries as well. For example, Germany announced that it will invest €5.5 billion to incentivize installation of electric vehicle charging stations and provide a €6,000 subsidy to consumers towards the cost of an electric vehicle. Also, in India, buyers of electric vehicles qualify for certain economic incentives and subsidies.

Several Roadblocks Impede the Mass Adoption of Electric Vehicles

Today’s liquid or gel electrolyte-based lithium-ion battery cell technology helped introduce the possibility of broad adoption of electric vehicles. However, we believe this first-generation technology is reaching a practical limit where further investments into development provide diminishing returns due to concerns about safety, energy density, and high temperature stability. Without further improvements to electric vehicle battery pack performance, consumer demand for electric vehicles may plateau over time. Specifically, we believe that today’s liquid or gel electrolyte-based lithium-ion battery cells suffer from four key problems that discourage the widespread acceptance of electric vehicles:

•	Limited drive range. Current lithium-ion battery cell technology does not provide enough energy to support extended drives before requiring recharging.
•

Short battery life. We estimate that today’s electric vehicle battery cells typically will have a lifespan (i.e., before seeing significant degradation in capacity) that is shorter than the average age of the average passenger vehicle in operation, which IHS Markit estimated was 11.9 years in 2020. This disparity must be addressed so owners of

Solid Power, Inc. | 2021 Form 10-K | 7

electric vehicles can keep their vehicles, without having to replace battery packs, for at least as long as that they would typically keep their comparable traditional internal combustion vehicles.

•

Poor safety. The liquid electrolyte-based lithium-ion battery cell used in current electric vehicle battery packs contains highly flammable and volatile components that create safety risks when exposed to abuse conditions.

•

Expensive pack systems. Today’s battery packs are complex and, due to temperature sensitivity and the highly flammable and volatile components, require cooling systems to maintain stability and considerable engineering to mitigate risk. This increases the cost of battery pack production.

Solid Power’s All-Solid-State Battery Cell Technology Is Designed to Address These Roadblocks

As discussed in further detail below, we believe that our all-solid-state battery cell technology will help address the current roadblocks to mass adoption of electric vehicles. Based on testing results from our internal research and development, we expect our all-solid-state battery cell technology to provide key improvements over today’s conventional liquid-based lithium-ion technology, including:

•

Increased driving range. Our all-solid-state battery cell designs improve energy on both a volume and mass basis by allowing the use of higher capacity electrodes than those used in today’s traditional lithium-ion battery cells, which in turn could increase vehicle driving ranges at the same battery pack volume and mass.

•

Longer battery life. Through use of our sulfide-based solid electrolyte, which improves high temperature stability, we expect our all-solid-state battery cell designs to achieve improvements to battery life compared to today’s liquid- and gel-based lithium-ion battery cells.

•

Better safety. By removing the flammable liquid and gel components from the cell, we anticipate the sulfide-based solid electrolyte included in our all-solid-state battery cell technology will bring safety improvements.

•

Less expensive. We expect our all-solid-state battery cell designs to allow for simpler manufacturing and more flexible battery pack designs, including reducing or eliminating the need for complex cooling systems, which can enable cost savings and reduced pack complexity. In addition, we expect our designs to allow for manufacturing of all-solid-state battery cells on existing lithium-ion infrastructure, fostering production cost parity.

We believe these collective improvements are enabled only in a 100% all-solid-state cell format. While competing approaches may, for example, deliver improved energy by enabling similar higher capacity electrodes (e.g., lithium metal anodes), we expect any cell technology utilizing a gel or liquid electrolyte will suffer from the same safety and battery life issues associated with today’s traditional lithium-ion battery cells. We believe this would require compromising on many of the pack-level benefits that we believe will be enabled by our truly all-solid-state battery cell.

Our Technology

We anticipate our All-Solid-State Platform technology will:

•

Enable several unique all-solid-state battery cell designs. Our Silicon EV Cell and Lithium Metal EV Cell designs use many of the materials that are standard in today’s lithium-ion battery cells, specifically in the cathode. We expect our third cell design, Conversion Reaction Cell, which is early in the research and development cycle as compared to our other two designs, to include a cathode free of nickel and cobalt, which could result in substantial cost savings at the cell level.

•

Leverage existing lithium-ion battery cell manufacturing processes and infrastructure. Our manufacturing processes were specifically optimized around industry-standard lithium-ion battery cell manufacturing processes and equipment, which we believe de-risks industrialization.

Solid Power, Inc. | 2021 Form 10-K | 8

•

Be powered by our proprietary sulfide-based solid electrolytes. Sulfide-based solid electrolytes have the best-known balance of conductivity (i.e., the ability to move ions quickly) and processability (i.e., the ability to be produced defect-free on industry-standard roll-to-roll battery manufacturing equipment) out of all solid electrolyte classes. We develop our materials for stability and conductivity within each layer of the cell while also optimizing for areas such as cost and compatibility with conventional lithium-ion processing.

All three of our all-solid-state battery cell designs utilize high-capacity anode materials, including lithium metal and silicon. We utilize industry-standard and commercially mature cathodes, like lithium nickel manganese cobalt oxide (“NMC”). We are in the early stages of developing our Conversion Reaction Cell to remove nickel and cobalt from the cathode entirely, which, if successful, could significantly reduce the cost of the cell and potentially be deployed in both electric vehicle and non-electric vehicle battery markets. We believe that our all-solid-state cell designs can unlock the potential performance of lithium metal, high-content silicon and conversion type cathodes that are not suitable for use in liquid electrolyte-based cell designs.

Benefits of Our Technology

We expect our all-solid-state battery cells to provide an increase in energy on both a volume and mass basis compared to today’s best performing lithium-ion battery cells. Together with anticipated reductions in mass at the pack level due to improved safety and removal or reduction of battery pack cooling systems, we expect this improvement in energy to allow automotive OEMs the flexibility to balance cost and driving range when designing their electric vehicles.

We expect our all-solid-state battery cells to have significantly improved high temperature stability compared to current liquid electrolyte-based lithium-ion technology, which could allow for the removal of expensive and extensively engineered battery pack cooling systems and provide significant cost savings at the pack level. Based on internal modeling, a potential added benefit of the high temperature stability of our all-solid-state battery cells could be a longer life of the battery cell. This high temperature stability could lead to less permanent degradation in battery capacity when exposed to elevated temperatures (e.g., during high rates of charge or discharge).

In internal testing, our all-solid-state battery cell designs have demonstrated superior safety characteristics in comparison to traditional lithium-ion or any other organic or flammable liquid or gel containing battery cell. The safety of our prototype all-solid-state battery cells has been confirmed by third-party testing through nail penetration, external short circuit, and overcharging to show that our cells to-date have not negatively reacted to harsh abuse conditions, including those expected to occur in vehicle crashes. Further, in October 2021, we received testing results from an independent research entity, which conducted a preliminary safety study of our prototype 2 Ah Silicon EV Cells in accordance with standards set by the Society of Automotive Engineers. These cells demonstrated benign failures when subjected to nail penetration, overcharging and external short circuiting. The results further our belief that our all-solid-state battery cells have the ability to reduce the risk of electric vehicle fires, which according to a 2020 National Transportation Safety Board study, require the use of different firefighting techniques that few fire departments have implemented. If borne out, we believe this potential for reduced risk of fire using all-solid-state battery cells could lead to fewer recalls. As we move into automotive qualification testing, we will need to conduct additional and rigorous safety testing on increasingly larger format battery cells.

At scale, we anticipate a highly competitive cell-level cost in comparison to traditional liquid electrolyte lithium-ion design, enabled in part by leveraging existing industry-standard manufacturing processes and infrastructure. We also expect that we will be able to leverage future lithium-ion cost reductions in both materials and production in manufacturing our cells. We believe our all-solid-state battery cell costs become more compelling at the pack level due to reduced engineering requirements to meet the same level of safety and the ability to significantly reduce or remove pack cooling components.

In response to consumer demand, as well as government mandates and incentives, many major traditional automakers have made commitments to electrify significant portions of their fleets. Specifically, traditional OEMs, including Ford, BMW, GM, Toyota, Daimler, Honda, Hyundai, Jaguar Land Rover, Renault-Nissan Alliance, Stellantis, and Volkswagen, as well as new entrants such as Rivian, Nio, and Vinfast, have publicly stated their commitment to developing solid-state battery technology. Automotive OEMs are incentivized by the technology’s potential to achieve higher energy density, longer battery life, lower costs and increased safety.

Solid Power, Inc. | 2021 Form 10-K | 9

Our Competitive Strengths

Only known sulfide-based all-solid-state battery cell architecture expected to enter automotive qualification in 2022. Solid Power is the only known sulfide-based all-solid-state battery cell company that has showcased the ability to manufacture electric vehicle-relevant battery cells in dimensions suitable for automotive applications using scalable manufacturing processes. Through our partnerships with Ford and BMW, we have designed a larger cell format intended for future electric vehicle integration and use. We are currently in the process of constructing the EV Line at our headquarters in Louisville, Colorado that will support the production of the cells needed to formally enter automotive qualification in 2022. We expect Solid Power will be the first sulfide-based all-solid-state battery cell company to enter such qualification.

Industry leading in-house production using lithium-ion manufacturing processes and equipment. We are the only known sulfide-based all-solid-state battery cell company that has showcased the ability to manufacture its cell products using industry-standard, scalable roll-to-roll manufacturing methods and equipment that are commonplace in traditional lithium-ion gigafactories. Our pilot production line became fully operational in early 2019. Since that time, we have delivered and had externally tested and validated hundreds of production line-produced battery cells.

Multi-pronged revenue streams from cell products and electrolyte sales. We intend to license our battery cell architectures and manufacturing know-how to third party commercialization partners, which could include automotive OEMs and top tier battery cell suppliers, that, in turn, could serve multiple automotive OEMs. Further, we plan to sell our sulfide-based solid electrolyte to our commercialization partners and other solid-state cell producers who may or may not be using our unique all-solid-state cell designs. Long-term, we endeavor to be a leading producer and distributor of sulfide-based solid electrolyte material, which we expect to have higher margins than the battery cell manufacturing business and requires substantially less capital equipment investment than battery cell production.

All-solid-state manufacturing removes costly and time-consuming steps required in lithium-ion production and can be done using existing production infrastructure. We use many of the same processes and equipment deployed in current lithium-ion battery cell manufacturing facilities to produce our all-solid-state battery cells, which can, down the road, allow manufacturing facilities to save on significant capital expenditures when transitioning over to manufacturing our all-solid-state battery cells. Furthermore, our all-solid-state battery cell designs do not require liquids or gels, thus allowing us to remove the electrolyte filling step from the cell assembly process, which accounts for approximately 5% of capital expenditures in a typical GWh-scale lithium-ion facility. We also expect cell manufacturers will be able to remove nearly all of the cell conditioning steps required in traditional liquid electrolyte-based lithium-ion manufacturing, including pre-formation, elevated temperature aging, degassing, formation and final storage, and replace these with a shorter cell quality check. These conditioning steps account for approximately 30% of capital expenditures in a typical GWh-scale lithium-ion facility and can take anywhere from one and one-half to three weeks per cell. In total, we expect our unique cell designs allow for the reduction of costly and time-consuming steps that currently account for approximately 35% of capital expenditure costs in a typical GWh-scale lithium-ion cell production facility.

Partnerships with two of the world’s leading automotive OEMs and a top tier cell manufacturer. We have ongoing partnerships with BMW, Ford and SK Innovation to jointly develop all-solid-state battery cells, with the ultimate goal of deploying our all-solid-state battery cells in certain of their forthcoming battery powered electric vehicles. We also have received investment capital from Ford and BMW Holding and in December 2021, in connection with the closing of the business combination, SK Innovation made a $30 million investment in our company. We have been working closely with BMW since 2016 and Ford since 2018 and entered into a Joint Development Agreement with SK Innovation in October 2021. Both BMW and Ford have made public their belief that the successful development of all-solid-state battery cells and technologies could put these automakers in an advantageous position over their peers in terms of driving range and cost.

High barriers to entry with extensive patents, trade secrets, manufacturing know-how, and industry relationships. We have spent ten years developing our proprietary all-solid-state battery cell technology and the past three years demonstrating that the technology can be manufactured in a high-throughput manner using existing lithium-ion battery cell manufacturing techniques and equipment. Throughout our existence, we have compiled a portfolio of patents and patent applications (including those we have rights to under exclusive licenses) alongside internally kept trade secrets and manufacturing know-how. Across this portfolio, we have intellectual property in areas including:

•	composition of sulfide-based solid electrolyte materials and methods of production;

Solid Power, Inc. | 2021 Form 10-K | 10

•	electrode and cell designs;
•	cell processing methods; and
•	electrolyte precursor production.

Our Growth Strategy

As we continue our development activities with the goal of commercializing our All-Solid-State Platform in electric vehicle applications, we are pursuing an aggressive growth strategy. While we believe our goals are achievable, and our roadmap to hitting those goals is reasonable, as with any company that is developing novel technology, our strategy, forecasts, and timetables are subject to change.

EV cell development for official entrance into automotive qualification. We plan to continue refining our all-solid-state battery cell technology with the goal of validating our EV Line in 2022. We built our first 20 Ah Silicon EV Cell using our current pilot production line in December 2021 and intend to deliver 2 Ah and 20 Ah Silicon EV Cells to our OEM partners during 2022. Once we begin manufacturing EV-scale cells on the EV Line, we expect to utilize our current pilot production line to refine our cell products at the prototype scale. In 2023, we anticipate our OEM partners will complete concept validation of our EV-scale Silicon EV Cells and move into design validation.

Meet battery demand and increase battery production throughput. We have the current ability to produce greater than 100 all-solid-state battery cells per week via our roll-to-roll pilot production line. By late 2022, we expect to be able to produce roughly 300 battery cells per week on our EV Line. To support our automotive qualification efforts and meet our partners’ requirements, we expect to work with future commercialization partners, including SK Innovation, to further increase battery cell throughput using third-party lithium-ion manufacturing facilities.

Expanded sulfide-based solid electrolyte production. We currently manufacture our proprietary sulfide-based solid electrolyte at a throughput of approximately 1.2 metric tons per year. In 2022, we expect to expand electrolyte material production at our second facility to approximately 30 metric tons per year. We plan to continuously increase electrolyte material production up to a targeted level of 6,000 metric tons per year by 2026 to support the initial production of approximately 100,000 vehicles annually, with additional plans to further scale electrolyte production to greater than 40,000 metric tons per year by 2028. We expect the additional capacity to be able to support the annual production of 800,000 electrified vehicles using our all-solid-state battery cells by 2028.

Expanded lithium sulfide production. We currently take a multi-pronged approach to secure the lithium sulfide (“Li2S”) needed in the synthesis of our proprietary sulfide-based solid electrolyte. We currently source Li2S from leading lithium and chemical companies globally. While we expect Li2S production to significantly increase with commercialization of sulfide-based all-solid-state battery cells, we are also in the early stages of developing a novel low-cost Li2S production method at our facility to address potential supply chain risks. If we are able to do so at scale, longer-term we intend to increase in-house production of Li2S and continue development of low-cost production methods.

Establish and expand partnerships with other automotive OEMs. Our agreements with both BMW and Ford are non-exclusive, allowing us the ability to pursue relationships with other automotive OEMs. We intend to focus on establishing and expanding our partnership relationships with additional automotive OEMs through both our all-solid-state battery cell designs and sulfide-based solid electrolyte material.

Expand target markets. We are focused on automotive electric vehicle applications, which we believe represents the largest market opportunity for high-performing, low-cost all-solid-state battery cells. However, in the future we may explore the opportunity of supplying all-solid-state battery cell designs and sulfide-based solid electrolyte materials to other established and emerging markets, including electric vertical takeoff and landing aircraft, aerospace, defense, stationary storage and consumer electronics.

Continued investment in next-gen battery cell innovations. We intend to continue to invest in research and development to improve sulfide-based solid electrolyte materials and all-solid-state battery cell performance, improve manufacturing processes and reduce costs.

Solid Power, Inc. | 2021 Form 10-K | 11

Manufacturing and Supply

We have designed our battery cell manufacturing process to use much of the same equipment that is currently used in production of conventional liquid electrolyte-based lithium-ion battery cells. Since inception, compatibility with lithium-ion manufacturing processes has been fundamental to our strategy, driving the selection of a sulfide-based solid electrolyte solution and subsequent research and development. We believe that using industry standard lithium-ion production processes and equipment substantially de-risks commercial success and allows for rapid deployment of technology among early adopter platforms.

The manufacturing processes we have adopted significantly reduce cell conditioning steps and completely remove electrolyte filling, which account for approximately 30% and 5%, respectively, of capital expenditures in a typical gigafactory, respectively. This removes much of the one and one-half to three-week cell conditioning process.

Our operational MWh-scale roll-to-roll pilot production line has successfully produced prototype Silicon EV Cells and Lithium Metal EV Cells in 0.2 Ah, 2 Ah and 20 Ah form factors. The production line is capable of being transitioned between Silicon EV Cells and Lithium Metal EV Cells. We designed our forthcoming EV Line to have the same capability, with larger cell formats ranging from 60 to 100 Ah. Thus, we expect there are limited future capital expenditure requirements for us to demonstrate the viability of commercial volume production of our all-solid-state battery cells.

Our all-solid-state battery cell design is a multi-layered stacked pouch cell, which we manufacture ourselves. Our cell architecture relies on our proprietary sulfide-based solid electrolyte in a separator layer, which isolates the anode and cathode and conducts lithium-ions. We also manufacture our cathode and high-content silicon anode using materials sourced from external suppliers. We combine those materials with our proprietary sulfide-based solid electrolyte in each layer. We source other input materials from industry leading suppliers and emerging disruptive suppliers. Our sulfide-based solid electrolyte is made from abundant materials produced at industrial scale in multiple geographical locations, excluding the Li2S precursor material. Since we anticipate our need for Li2S to significantly increase with commercialization of sulfide-based all-solid-state battery cells, we are taking a two-pronged approach to secure the necessary supply of Li2S precursor material: sourcing from multiple global entities and working to develop processes to produce material in-house using novel production methods.

Partnerships

We have developed meaningful commercial relationships with our partners, including, among others, BMW, Ford and SK Innovation. These partnerships have played a significant role in our ability to achieve research and development milestones on our path to commercialization. To memorialize our partnerships, we have entered into separate non-exclusive JDAs, including those with BMW, Ford and SK Innovation. The ultimate commercial success of our partnership relationships is subject to various risks and uncertainties. For more information, see “Risk Factors — Risks Related to Solid Power — Risks Related to Development and Commercialization.”

BMW Group

We have a long-standing relationship with BMW, which began in 2016. Our relationship initially focused on all-solid-state battery cell research and development, and in 2017, we announced a partnership to jointly develop all-solid-state battery cell technology. In 2021, BMW and Solid Power expanded the partnership with BMW Holding’s participation in the Series B Financing and with the execution of a joint development agreement for EV-scale cells for testing and vehicle integration with BMW.

Generally, the JDA with BMW sets out the framework for collaboration on the research and development and vehicle integration of all-solid-state battery cells. The JDA requires us to continue our research and development efforts such that our products are capable of being deployed in BMW’s electric vehicles. Though our anticipated timing for achievement of the various milestones and development targets continues to evolve under the JDA, we are currently targeting delivery of EV-scale Silicon EV Cells to BMW in 2022. Additionally, the terms of the JDA permit BMW to share in certain intellectual property developed through the research and development efforts required under the JDA. Solid Power’s ability to share developments gained through the course of performance of the JDA with its other partners is limited in certain circumstances. The JDA also contemplates that we will enter into additional agreements with BMW for purchase and pricing of sulfide-based solid electrolyte materials for integration into all-solid-state battery cell design, as well as licensing our all-solid-state battery cell technology to cell producers. However, the key commercial terms of such additional arrangements have not yet been determined.

Solid Power, Inc. | 2021 Form 10-K | 12

As part of the partnership, Solid Power and BMW Holding, an affiliate of BMW AG and one of Solid Power’s shareholders, entered into a Board Nomination Support Agreement, dated May 5, 2021 (the “BMW Nomination Agreement”), pursuant to which BMW Holding has the right to nominate a director for election to our Board. Rainer Feurer, Senior Vice President at BMW and BMW Holding’s nominee, has served on our Board since December 2021 and was a director of Legacy Solid Power from May 2021 until December 2021, in each case pursuant to the BMW Nomination Agreement.

Also, BMW Holding has the right to designate an individual to attend meetings of our Board and its committees in a non-voting, observer capacity, which it received in connection with the expanded partnership.

Ford Motor Company

We started our relationship with Ford in 2018, when it participated in our Series A-1 equity financing by providing both business plan validation and capital. In 2019, we announced an investment by Ford and partnership to jointly develop all-solid-state battery cells using our pilot roll-to-roll production line. In 2021, we expanded our partnership with Ford’s participation in the Series B Financing and the execution of a joint development agreement relating to testing and vehicle integration of our EV-scale cells.

Generally, the JDA with Ford sets out the framework for the collaboration on the research and development of our all-solid-state battery cells. The JDA requires us to continue our research and development efforts such that our products are capable of being deployed in Ford’s electric vehicles. Though our anticipated timing for achievement of the various milestones and development targets continues to evolve under the JDA, we are currently targeting delivery of EV-scale Silicon EV Cells to Ford in 2022. Additionally, the terms of the JDA permit Ford to share in the intellectual property developed through the research and development efforts required under the JDA. Solid Power’s ability to share developments gained through the course of performance of the JDA with its other partners is limited in certain circumstances. The JDA also contemplates that we will enter into additional agreements with Ford for purchase and pricing of sulfide-based solid electrolyte materials for integration into all-solid-state battery cell design, as well as licensing our all-solid-state battery cell technology to cell producers. However, the key commercial terms of such additional arrangements have not yet been determined.

As part of the partnership, Ford was granted the right to appoint a director to the Legacy Solid Power board of directors and was given certain board observer rights, both of which terminated upon the completion of the business combination in December 2021.

SK Innovation

In October 2021, we entered into a non-exclusive JDA with SK Innovation for joint production of our Silicon EV Cells and, contemporaneously, and in connection with the closing of the business combination, SK Innovation invested $30 million in our company. The JDA contemplates that SK Innovation and Solid Power will collaborate to validate that Solid Power’s all-solid-state cell designs and production processes are scalable and compatible with existing lithium-ion production technology to enable us to deliver pre-commercial all-solid-state cells to our automotive OEM customers as part of the APQP process.

Under the terms of the JDA, we expect that Solid Power will produce EV-scale Silicon EV “B-Sample” Cells in 2023 at our headquarters in Louisville, Colorado and SK Innovation will be capable of producing the Solid Power-designed EV-scale Silicon EV “C-Sample” Cells in 2024 at its facilities, each as part of the APQP process. The terms of the JDA permit SK Innovation to share in the intellectual property developed through the joint production efforts required under the JDA. The JDA also contemplates that Solid Power and SK Innovation will, upon the fulfillment of certain milestones under the JDA, negotiate a commercial agreement, which agreement is expected to cover terms and conditions for the sale of our proprietary sulfide-based solid electrolyte materials and licensing terms for our all-solid-state cell designs, manufacturing know-how, and production practices. We intend to negotiate the commercialization agreement simultaneously with fulfilling our obligations under the JDA for cell production.

Current Research and Development

We conduct research and development at our headquarters in Louisville, Colorado. Research and development activities focus on making further improvements to our all-solid-state battery cell technology, including improvements to component materials to optimize cell performance and cost. Our research and development programs are currently focused on the following initiatives:

Solid Power, Inc. | 2021 Form 10-K | 13

•

Sulfide-Based Solid Electrolyte Development. We are continuously working to improve the performance of our sulfide-based solid electrolyte materials and to develop new materials with priorities on high conductivity, cell processability, improved anode and cathode stability, cost, and enablement of energy-dense cell designs. Similarly, our research and development teams work to further optimize electrolyte production processes for low cost and high material quality while also exploring new routes to electrolyte synthesis.

•

Improvements in Cell Performance. We are developing scalable routes to improve the performance of our various cell designs, including minimizing stack pressure requirements of our all-solid-state battery cells and minimizing resistance within the cells. We are also working to maximize the long-term cycling stability of lithium metal anodes across a broad temperature range and with high charging rates.

•

Conversion Reaction Cell Development. We plan to utilize a conversion reaction cathode in future cell designs, including our Conversion Reaction Cell design, that could completely remove nickel and cobalt from the cathode active materials, and which could cut cathode active material costs by up to 90% if we successfully develop this for commercial use. We intend to continue our research and development efforts on this unique cathode design and eventually transfer manufacturing to our production line.

Intellectual Property

Our proprietary battery cell technology is protected through a combination of patents, patent applications, and trade secrets. Our patent portfolio includes technologies invented by us, in addition to exclusive licenses obtained from the University of Colorado Boulder and Oak Ridge National Laboratory. Solid electrolyte materials and methods of production make up the largest portion of our patent application filings. Additional subjects include electrode and cell designs, cell processing methods, and electrolyte precursor methods, among others. We accelerated our patent application filings in 2021 and are continuing that acceleration in 2022. We regularly file new applications in areas that are enforceable and/or reverse-engineerable. Processes for manufacturing sulfide-based solid electrolyte materials and all-solid-state cells make up the majority of our trade secrets. As of February 28, 2022, we owned or exclusively licensed three issued United States patents and 21 pending United States patent applications, 18 non-United States and PCT patents and applications, and two registered United States trademarks. We further protect our intellectual property with non-disclosure agreements for all employees and consultants and material transfer agreements and non-disclosure agreements with third parties.

Competition

The battery industry is currently receiving significant attention in part due to an evolutionary change in both technology and environmental, social and governance initiatives. Next-generation battery and electric vehicle technologies will underpin performance improvements contributing to global adoption of electric vehicles. The growing spark of global interest has heightened competition in the industry and increased the risk of potential new entrants, which could negatively impact the success of our business, results of operations or financial condition.

We compete directly with “status quo” and emerging electric vehicle battery cell producers. As we near start-of-production for the next generation of electric vehicles, new and emerging battery technologies could create impediments to our commercial success. Nonetheless, we believe we are uniquely positioned across the battery cell technology value chain, including material and cell development and production techniques. Our prospective competitors include major automotive OEMs and top tier battery producers currently supplying, producing and developing solid-state solutions.

A number of mature and development-stage companies are seeking to improve conventional lithium-ion battery cells or to develop new technologies for solid-state battery cells, including lithium-metal battery cells. Potential new entrants are seeking to develop new technologies for cathodes, anodes, electrolytes and additives. Some of these companies have established relationships with automotive OEMs and are in varying stages of development.

There are various competing electrolyte material pathways to enable all-solid-state or semi-solid-state battery cell designs. Broadly speaking, we believe the next-generation battery cell community has converged on three competing approaches to solid-state battery cells. Below is a brief overview of these approaches along with our opinion why we believe a sulfide-based solid electrolyte is the superior approach for deployment in passenger electric vehicles.

Solid Power, Inc. | 2021 Form 10-K | 14

•

Polymers. Considered to be highly manufacturable and thus proven at scale in commercially available products today. However, polymers have the lowest levels of ionic conductivity of the competing solid electrolytes and therefore require elevated temperature when in use (>60° C). Polymers may also require pack-cooling as they can degrade at elevated temperature (>80° C). Consequently, we believe polymer market penetration is generally limited to mass transit applications (e.g., buses, ride share vehicles, etc.) where continuous heating and/or cooling is considered acceptable.

•

Oxides. Possessing higher ionic conductivity than polymers, enabling stable operation at room temperature and potentially below, and also capable of being more chemically stable against lithium-metal. However, oxides are highly dense (three times or more the density of polymers and many sulfides) and are a rigid and brittle material that requires high-temperature manufacturing (or sintering) processes that are not common in traditional lithium-ion battery cell manufacturing. Because of these high-temperature manufacturing hurdles, we believe that most manufacturers utilizing an oxide design have been forced to utilize a liquid or gel electrolyte in their cell design, which reduces the battery life, safety and electrode design benefits that accompany battery cells that are truly all-solid-state. To date we are not aware of any manufacturer demonstrating an oxide cell design with greater specific energy (Wh/kg) than traditional lithium-ion.

•

Sulfides. Possess the highest levels of ionic conductivity and thus have greater potential to enable the widest temperature operation window than any other solid electrolyte material. While sulfides are an inorganic material, their relatively soft and malleable mechanical properties, unlike oxides, enable their use in a separator layer or cathode or anode (i.e., as an “catholyte” or “anolyte,” respectively) using industry-standard slurry-, coating- and roll-to-roll calendaring-based manufacturing processes. Sulfides must be stored in an inert environment and processed in a dry-room environment to prevent the material from degrading; however, cathode slurry and coating lines are now located in dry-rooms in state-of-the-art gigafactories. We have developed our processes around an industry-standard dry-room condition of -40[o] C dew point.

Sulfide electrolytes generate hydrogen sulfide (“H2S”) gas when exposed to moist ambient air. H2S is a gas that is toxic to humans above a specific threshold and is regulated by the Occupational Safety and Health Administration. Through preliminary testing, we believe H2S concerns with respect to our sulfide-based solid electrolyte are limited to when it is in powder form. Our preliminary abuse and destructive testing (e.g., cell depackaging or layer delamination) generated negligible H2S gas. If additional safety tests are consistent with our preliminary results, we expect H2S safety concerns at the cell and battery pack level to be minimal. We have implemented robust safety protocols to mitigate H2S risk and other risks associated with handling large volumes of potentially hazardous materials (e.g., solvents, cathode/anode active materials, and electrolytes) in the manufacturing process.

We believe our ability to compete successfully with traditional lithium-ion battery cell technology and with other companies seeking to develop solid-state battery cells will depend on several factors, including cell price, safety, energy density, and battery life, and on non-technical factors such as brand, established customer relationships and financial and manufacturing resources. We believe our close working relationships with Ford, BWM, and SK Innovation can expedite our research and development process relative to our competitors by creating a constant feedback loop allowing for more rapid and intelligent iterations.

Government Regulation and Compliance

Government regulations frequently control how battery cells are stored, transported, used and disposed of. We are subject to regulations governing the proper handling, storage, disposal and transportation of products containing hazardous materials, including federal regulations governing transport of battery cells and state laws relating to recycling and disposal of battery cells.

We are subject to federal and state environmental laws and regulations regarding the handling and disposal of hazardous substances and solid waste. These laws regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste and may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. In the course of ordinary operations, we, through third parties and contractors, may handle hazardous substances within the meaning of the Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and, as a result, may be jointly and severally liable for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. We are also subject to the strict requirements of the Resource

Solid Power, Inc. | 2021 Form 10-K | 15

Conservation and Recovery Act and comparable state statutes for the generation or disposal of solid waste, which may include hazardous waste.

The Occupational Safety and Health Act (“OSHA”), and comparable laws in other jurisdictions, regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about any hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities, and the public.

In many cases, our products — including our all-solid-state battery cells and related technology — are or may in the future be subject to trade and export control laws and regulations in the United States and other jurisdictions where we do business. Such laws may include the export administration regulations and similar export control regimes, trade and economic sanctions maintained by the Office of Foreign Asset Control and other similar agencies, foreign direct investment rules and regulations, tariffs and quotas, and other related regulations in jurisdictions in which we operate. In particular, an export license may be required to export or re-export our products and technology to certain countries or end-users or for certain end-uses or may be prohibited. Obtaining the necessary export license for a particular sale or offering may not be possible or may be time-consuming and may result in the delay or loss of sales opportunities. Any failure to adequately address these legal obligations could result in civil fines or suspension or loss of our export privileges, any of which could materially adversely affect our business, financial condition, and results of operations.

In addition, our business may be subject to the Foreign Corrupt Practices Act and other anti-corruption, anti-bribery, and anti-money laundering laws and regulations in the jurisdictions in which we have offices or do business, both domestic and abroad. Any failure to adequately comply with any of these obligations, or future changes with respect to any of these legal regimes, could cause us to incur significant costs, including the potential for new overhead costs, fines, sanctions, and third-party claims.

Human Capital

As of February 28, 2022, we employed 127 full-time employees, based out of our headquarters in Louisville, Colorado. Many of our employees have a technical background or hold advanced engineering and scientific degrees. We are committed to increasing diversity in the workforce and we believe building and maintaining an inclusive and positive culture is important for our success.

We are committed to compensating our employees in an ethical manner. We have taken steps to comply with Colorado’s Equal Pay for Equal Work Act. We offer competitive salaries and benefits, as well as a robust equity compensation plan, all with the intention of attracting and retaining team members capable of making our company a world leader in all-solid-state battery cell and electrolyte development. Our compensation decisions are driven by individual contributions, the overall market, and how critical the role is to our success.

To date, we have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Information about our Executive Officers

Set forth below, in alphabetical order, is a list of our executive officers as of March 15, 2022, including each executive officer’s principal occupation and employment during the past five years and reflecting recent organizational changes. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until his successor is appointed or his earlier death or removal or resignation from such office. Each executive officer’s age is set forth in the table next to his name.

Name	Position	Age
Joshua R. Buettner-Garrett	Chief Technology Officer	36
Douglas Campbell	Chief Executive Officer and Class I Director	48
Jon Jacobs	Chief Marketing Officer	51
David B. Jansen	President, Chairman of the Board, and Class III Director	60
Derek C. Johnson	Chief Operating Officer	44

Solid Power, Inc. | 2021 Form 10-K | 16

James Liebscher	Chief Legal Officer and Secretary	41
Kevin Paprzycki	Chief Financial Officer and Treasurer	51

Joshua Buettner-Garrett serves as our Chief Technology Officer. He served as Legacy Solid Power’s Chief Technology Officer since November 2013. Prior to joining Legacy Solid Power, he served as Program Manager of the Energy Storage Group at ADA Technologies, Inc., a research and product development business, from 2011 to 2013. He served as a Senior Research Scientist in the ADA Technologies’ Energy Storage Group from 2010 to 2011. Mr. Garrett holds a B.S. in Mechanical Engineering from Arizona State University and a M.S. in Mechanical Engineering from Colorado State University.

Douglas Campbell serves as our Chief Executive Officer and a Class I Director. He is a co-founder of Legacy Solid Power and served as Legacy Solid Power’s Chief Executive Officer since its inception. He was a member of the Legacy Solid Power Board since March 2014, when it converted to a corporation. In parallel with establishing Legacy Solid Power, he founded i2C Solutions, LLC (“i2C”), a thermal management company, and co-founded Roccor, LLC (“Roccor”), a component supplier for the small satellite industry. i2C and Roccor merged in 2015, with Roccor being the surviving entity. Mr. Campbell served as the Chief Executive Officer of Roccor until the end of 2018 and remained on its board of directors until the company was acquired in late 2020. He began his career in advanced technology development at the Space Vehicles Directorate of the Air Force Research Laboratory, Kirtland AFB, NM. Mr. Campbell earned his B.S. and M.S. in Civil Engineering with a Structural Mechanics emphasis from the University of New Mexico.

Jon Jacobs serves as our Chief Marketing Officer. He served as Legacy Solid Power’s Chief Marketing Officer since October 2021. Mr. Jacobs brings to Solid Power over 20 years of sales and management expertise, including experience with highly technical products and services requiring a value-selling approach. Most recently, Mr. Jacobs served as Vice President of Business Development at Wildcat Discovery Technologies, Inc. from November 2009 until October 2021. Prior to joining Wildcat Discovery Technologies, Inc., Mr. Jacobs served as the Global Director of Sales and Marketing for Material Sciences Corporation from May 2002 to November 2009. Before joining Material Sciences Corporation, Mr. Jacobs served in a series of successive marketing and product design positions. Mr. Jacobs holds an M.B.A. from the University of Michigan, Ross School of Business, an M.S. in Engineering from Purdue University and a B.S. in Mechanical Engineering from the University of Michigan.

David B. Jansen serves as the President, Chair and a Class III Director of Solid Power. He served as Legacy Solid Power’s President since February 2017 and was an advisor to the company since its inception. He was a member of Legacy Solid Power’s board of directors since March 2014, when it converted to a corporation. Mr. Jansen previously served as a Managing Partner of Murphee Colorado, a small business venture capital fund, from 2002 to 2010. From 2005 to 2009, he served as the President and Chief Executive Officer of Advanced Distributed Sensor Systems, which developed and manufactured remote sensors for intelligence, surveillance and reconnaissance applications. He has also served on a variety of boards and has been involved with helping startups from formation to exit. Mr. Jansen has a B.S. in Electrical Engineering from the University of Arizona.

Derek Johnson serves as our Chief Operating Officer. He served as Legacy Solid Power’s Chief Operating Officer since January 2020. From September 2016 to January 2020, he served as Vice President of Global Research and Development at A123 Systems (“A123”), a developer and manufacturer of lithium-ion batteries and energy storage systems for automotive applications. His responsibilities ranged from new technology development and IP generation, customer and strategic partner engagement, and production strategy and supply chain rationalization, prior to which he served as the Executive Director of R&D at A123, from April 2015 to September 2016. Dr. Johnson serves as a director of Symbios Technologies, LLC, an aqueous plasma technology platform, and previously served as its Director of Technology Development, Senior Scientist and Engineer from April 2009 to January 2014. He also serves as the President of Fields of Hope, a non-profit focusing on enriching the lives of at-risk youth. Dr. Johnson holds a B.S. in Environmental Engineering from the University of Florida, an M.S. in Chemical Engineering from Colorado State University, and a Ph.D. in Chemical and Biochemical Engineering from Colorado State University. Dr. Johnson has published 16 peer reviewed publications and holds 38 patents.

James Liebscher serves as our Chief Legal Officer and Secretary. He served as Lead Corporate Attorney of Legacy Solid Power from June 2021 through the closing of the business combination. Mr. Liebscher was a senior attorney at Aspect Holdings, LLC, an international energy company, from February 2020 until June 2021. He previously was in private practice as a securities and corporate attorney at Polsinelli PC from August 2016 until February 2020 and Dufford & Brown, P.C. from October 2014 until August 2016. Prior to his legal career, he served for nine years in the United States Air Force as an airborne cryptologic linguist.

Solid Power, Inc. | 2021 Form 10-K | 17

Mr. Liebscher holds an LL.M. in Securities and Financial Regulation from Georgetown University Law Center, a J.D. from the University of Notre Dame Law School, and a B.S. in Business Administration from Bellevue University.

Kevin Paprzycki serves as our Chief Financial Officer and Treasurer. He served as Legacy Solid Power’s Chief Financial Officer since October 2021. Prior to joining Legacy Solid Power, Mr. Paprzycki served as Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Chief Accounting Officer) of Scott’s Liquid Gold-Inc. (“SLGD”) since June 2018, a member of its board of directors since 2019, and began serving as interim co-President in April 2021. Prior to joining SLGD, Mr. Paprzycki was employed by Westmoreland Coal Company and its subsidiary, Westmoreland Resource Partners, LP, where he served as Chief Executive Officer from December 2015 to November 2017, as Westmoreland Coal Company’s Chief Financial Officer from May 2006 to December 2015 and Westmoreland Resource Partners’ Chief Financial Officer from December 2014 to July 2015. Mr. Paprzycki was also a member of each company’s board of directors. Subsequent to his employment with the Westmoreland entities, on October 9, 2018, both Westmoreland entities filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties materialize, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. The summary risk factors described below should be read together with the text of the risk factors set forth immediately after the summary risk factors, and both the summary and text of the risk factors should be read together with the other information set forth in this Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

•

It will be challenging to develop all-solid-state battery cells capable of production at volume and with acceptable performance, yields and costs. The pace of development in materials science is often not predictable. Delays or failures in accomplishing particular development objectives may postpone or prevent us from generating revenues from the licensing of our battery cell technology or sales of our sulfide-based solid electrolytes.

•	If our all-solid-state battery cells fail to perform as expected, our ability to develop, market, and license our technology could be harmed.
•

We may not succeed in developing all-solid-state battery cells for commercialization under our JDAs within the time parameters specified therein. If we do not meet the milestones in certain JDAs, our partners may terminate them without liability to us. Termination of a JDA by a partner, particularly a key partner like Ford, BMW or SK Innovation, could impair our reputation and prospects materially.

•	The non-exclusive nature of our JDAs exposes us to the risk that our partners may elect to pursue other battery cell technologies, which likely would impair our revenue generating ability.
•

Our business depends on our ability to manage our relationships with existing and future partners. We may not succeed in managing these business relationships, which could slow our development progress and impair our business prospects.

•

We have not reached any commercial agreement with our partners on economic terms for the supply of our all-solid-state battery cell technology or sale of sulfide-based solid electrolytes. As a result, our projections of revenue and other financial results are uncertain.

Solid Power, Inc. | 2021 Form 10-K | 18

•

The terms of certain JDAs permit our partners to share in the intellectual property developed through the research and development efforts required under our particular agreements with them. Our ability to share developments gained through the course of performance of a particular JDA with our other partners may be limited in certain circumstances. In certain circumstances, our partners may be able to exploit certain of the intellectual property developed under their respective JDAs in ways that are detrimental to us.

•	If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.
•	If solid-state battery cell technology does not become widely accepted, we may not be successful in generating revenues from the manufacture and sale of our sulfide-based solid electrolytes.
•

The battery cell market continues to evolve and is highly competitive, and we may not be successful in competing in this market or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

•	We may not succeed in attracting customers during the development stage or for high volume commercial production, and our future growth and success depend on our ability to attract customers.
•

We rely heavily on owned and exclusively-licensed intellectual property, which includes patent rights, trade secrets, copyright, trademarks, and know-how. If we are unable to protect and maintain access to these intellectual property rights, our business and competitive position would be harmed.

•

We have not performed exhaustive searches or analyses of the intellectual property landscape of the battery industry; therefore, we are unable to guarantee that our technology, or its ultimate integration into electric vehicle battery packs, does not infringe intellectual property rights of third parties. We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

•	We are an early-stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.
•	We may require additional capital to support business growth, and this capital might not be available on commercially reasonable terms or at all.
•	Most of our management does not have experience in operating a public company.
•

Our auditors identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.

•	We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
•

From time to time, we may be involved in litigation, regulatory actions or government investigations and inquiries, which could have an adverse impact on our profitability and consolidated financial position.

•	We are subject to substantial regulation, and unfavorable changes to, or failure by us to comply with, these regulations could substantially harm our business and operating results.
•

We are subject to various existing and future environmental health and safety laws, which may result in increased compliance costs or additional operating costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that could adversely impact our financial results or operations.

Solid Power, Inc. | 2021 Form 10-K | 19

•	Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could cause the market price of our common stock to drop significantly.
•

Delaware law and provisions in our Second A&R Charter and Bylaws might delay, discourage or prevent a change in control of the Company or changes in our management, thereby depressing the market price of our common stock and warrants.

Risks Related to Development and Commercialization

It will be challenging to develop all-solid-state battery cells capable of production at volume and with acceptable performance, yields and costs. The pace of development in materials science is often not predictable. Delays or failures in accomplishing particular development objectives may postpone or prevent us from generating revenues from the licensing of our battery cell technology or sales of our sulfide-based solid electrolytes.

Our business depends on our ability to develop all-solid-state battery cells that outperform the lithium-ion batteries currently prevalent in electric vehicles. We expect to need at least four additional years of research and development and automotive qualification efforts before our cells will be advanced enough for us to realize material revenue generation from licensing agreements for our all-solid-state battery cells or reach commercial levels of sales of our sulfide-based solid electrolytes. Developing the technology and know-how to produce all-solid-state battery cells at scale and cost, and which meet the performance requirements for wide adoption by OEMs, is extremely challenging. We must overcome significant hurdles to complete development, validation and automotive qualification of our battery cells prior to being able to license or sell our technology to any customers. Some of the development hurdles that we need to overcome before licensing or selling our all-solid-state battery cell technology to customers include:

●	increasing the volume, yield, reliability and uniformity of our electrode layers, separators and cells;
●	increasing the size and layer count of our multi-layer cells;
●	developing manufacturing techniques to produce the volume of cells needed for customer applications;
●	understanding optimization requirements for high volume manufacturing equipment;
●	designing and engineering packaging to ensure adequate cycle life (i.e., the number of charge and discharge cycles that a battery cell can sustain until its capacity falls below 80% of the original capacity);
●	reducing cost of production; and
●	meeting the rigorous and challenging specifications required by our customers, and ultimately OEMs and cell manufacturers, including but not limited to, battery life, energy density, abuse testing, charge rate, cycle life, stack pressure, and operating temperature.

We expect to encounter engineering challenges as we increase the dimensions and throughput of components and cells. To achieve target energy levels, we need to increase the layer-count and dimensions of our current electrodes, which are enclosed within a single battery package. We have built and tested both ten-layer cells and 22-layer cells. In order to be commercially viable, we expect our cells will need to have at least 40 layers, our cells will need to be capable of being produced at a high yield without compromising performance, and we will have to solve related packaging challenges in a way that is scalable and at an acceptable cost. If we are not able to overcome these engineering and mechanical hurdles, we may not succeed in licensing our all-solid-state battery cell technology or selling our sulfide-based solid electrolytes to customers as needed to continue our business and may result in damage to our business, prospects, financial condition, operating results and brand.

Even if we complete development and succeed in entering into license agreements, we may not start to generate revenues from such agreements until our customers have retrofitted or constructed and deployed facilities to build our all-solid-state battery cells at scale. Any delay in the development, automotive qualification or third-party manufacturing scale-up of our all-solid-state

Solid Power, Inc. | 2021 Form 10-K | 20

battery cells would negatively impact our business as it will delay time to revenue. It may also negatively impact end-user relationships, including OEMs. Significant delays in providing licenses to our technology would materially damage our business, prospects, financial condition, operating results and brand.

If our all-solid-state battery cells fail to perform as expected, our ability to develop, market, and license our technology could be harmed.

Our battery cell architecture is inherently complex and incorporates technology and components that have not been used in commercial battery cell production. We anticipate that our research and development efforts will extend in an iterative process even beyond the time at which we initially deliver our all-solid-state battery cells to OEMs for validation. The continuous need to refine and optimize our products will require us to continue to perform extensive and costly research and development efforts even after the initial delivery of our cells to OEMs. For instance, we may learn from these validation efforts that our cells contain defects or errors that cause the cells not to perform as expected. Fixing any such problems may require design changes or other research and development efforts, take significant time, and be costly. There can be no assurance that we will be able to detect and fix any defects in our all-solid-state battery cell architecture. If our cell design fails to perform as expected, we could lose licensing contracts and customers of our sulfide-based solid electrolytes.

In addition, because we have a limited frame of reference from which to evaluate the long-term performance of our all-solid-state battery cell design, it is possible that issues or problems will arise once our technology has been deployed for a longer period. If our customers determine our technology does not perform as expected, they may delay deliveries, terminate further orders, or initiate product recalls, each of which could adversely affect our business, prospects, and results of operations.

We may not succeed in developing all-solid-state battery cells for commercialization under our JDAs within the time parameters specified therein. If we do not meet the milestones in certain JDAs, our partners may terminate them without liability to us. Termination of a JDA by a partner, particularly a key partner like Ford, BMW or SK Innovation, could impair our reputation and prospects materially.

We have entered into non-exclusive JDAs, including with Ford, BMW and SK Innovation, to collaborate on the research and development of our all-solid-state battery cells. The terms of some of these JDAs generally require us to continue our research and development of all-solid-state battery cells and component materials such that our products are capable of being deployed in electric vehicles within the next few years. There is no assurance that we will be able to complete research and development in the time frame required by the JDAs and if we are unable to, our partners may terminate their participation in the JDAs. Given the importance to us of these relationships, the termination of a JDA by a partner could impair our reputation and prospects materially.

The non-exclusive nature of our JDAs exposes us to the risk that our partners may elect to pursue other battery cell technologies, which likely would impair our revenue generating ability.

Our OEM partners are motivated to develop and commercialize improved battery cell technologies. To that end, our partners have invested, and are likely to continue to invest in the future, in their own development efforts and, in certain cases, in JDAs with our current and future competitors. If other technology is developed more rapidly than our all-solid-state battery cells, or if such competing technologies are determined to be more efficient or effective than our all-solid-state battery cells, our partners may elect to adopt and install a competitor’s battery cell technology or products over ours, which could materially impact our business, financial results, and prospects.

Our business depends on our ability to manage our relationships with existing and future partners. We may not succeed in managing these business relationships, which could slow our development progress and impair our business prospects.

Our OEM partners may have economic, business, or legal interests or goals that are inconsistent with ours. As a result, it may be challenging for us to resolve issues that arise in respect of the performance of our JDAs, and in particular as any issue might impact development work underway under the JDAs. Any significant disagreements with them, and especially if we become dependent on that OEM partner for our research and development efforts, may impede our ability to maximize the benefits of our partnerships and slow the commercial roll-out of our all-solid-state battery cell designs. In addition, if our partners are unable or unwilling to meet their economic or other obligations under the JDAs, we may be required to fulfill those obligations alone, which could delay research and development progress and otherwise negatively impact our business and financial results. Furthermore, the relationships we have with

Solid Power, Inc. | 2021 Form 10-K | 21

our existing partners and the rights our partners’ rights have under their respective JDAs, may deter other automotive OEMs and cell manufacturers from working with us. If we are not able to expand our other customer relationships, our business and prospects could be materially harmed.

We have not reached any commercial agreement with our partners on economic terms for the supply of our all-solid-state battery cell technology or sale of sulfide-based solid electrolytes. As a result, our projections of revenue and other financial results are uncertain.

Our JDAs provide a framework for our cooperation, and certain of the JDAs contemplate that we will enter into additional arrangements with our partners for the purchase and pricing of sulfide-based solid electrolyte materials for integration into our all-solid-state battery cell design, as well as licensing our all-solid-state battery cell technology to cell producers. We have not reached agreement on key commercial terms with any of these partners and the structure for realizing the monetary value of our products is unknown. There can be no assurance that we will be able to agree with our partners on these key elements or that any terms will be financially beneficial for us.

The terms of certain JDAs permit our partners to share in the intellectual property developed through the research and development efforts required under our particular agreements with them. Our ability to share developments gained through the course of performance of a particular JDA with our other partners may be limited in certain circumstances. In certain circumstances, our partners may be able to exploit certain of the intellectual property developed under their respective JDAs in ways that are detrimental to us.

Certain of our JDAs provide that, among other things, (i) any intellectual property jointly developed will be owned by both parties, with each party having the right to license that intellectual property to third parties in connection with the development of such party’s products, (ii) each party retains sole ownership of previously or independently developed intellectual property, and (iii) the partner receives a license to our solely developed intellectual property under the JDA for use in the partner’s products. Furthermore, to the extent a development we make jointly with one of our partners involves such partner’s previously developed intellectual property, we may not be able to use any information gleaned in the course of performance under the JDA with such partner in performance of our other partners’ JDAs, which could prevent us from scaling the development or deploying it in work with all of our partners. There are no assurances we will maintain the access we need to any intellectual property of our partners or that any jointly developed intellectual property will be adequately protected, or that our partners will not seek to capitalize on jointly developed intellectual property for their sole benefit, such as through licensing agreements or other contractual arrangements they may enter with third parties that do not benefit us. In certain of our JDAs to date, we have agreed that our partners would receive certain rights to our intellectual property in certain circumstances, including if we were to fail to perform under commercial agreements that we may enter into in the future or otherwise abandon our business following the execution of such commercial agreements. If those provisions are triggered, certain of our partners may receive perpetual, irrevocable, royalty-free licenses to portions of our intellectual property, which may limit the profitability and competitive advantage offered by our intellectual property and adversely affect our revenue.

We have only conducted preliminary safety testing on our prototype all-solid-state battery cells. Our all-solid-state battery cells will require additional and extensive safety testing prior to being installed in electric vehicles.

To achieve acceptance by automotive OEMs, our anticipated commercial-sized all-solid-state battery cells will have to undergo extensive safety testing. We cannot assure you such tests will be successful, and we may identify different or new safety issues in our development of EV-scale cells that have not been present in our prototype cells. If we have to make design changes to address any safety issues, we may have to delay or suspend commercialization, which could materially damage our business, prospects, financial condition, operating results and brand.

We are subject to risks relating to the construction and development of facilities for our short-term research and development and long-term production requirements.

Our business model contemplates that we will construct additional facilities for research and development and eventually sulfide-based solid electrolyte manufacturing. In the near-term, we are constructing a facility for advanced research and development and scaling of our sulfide-based solid electrolyte material production. In the longer-term, and in connection with potential supply agreements, we will need to construct facilities to produce commercial volumes of our sulfide-based solid electrolyte. We have not secured a location or obtained the necessary licenses or permits for commercial-level sulfide-based solid electrolyte manufacturing

Solid Power, Inc. | 2021 Form 10-K | 22

facilities. In connection with constructing these facilities, we will need to identify and acquire the land or obtain leases for suitable locations appropriately zoned for activities involving hazardous materials, which will limit where we are able to locate our facilities and may require us to pay a premium for any such real estate. If we fail to do so, or otherwise encounter delays or lose necessary consents, permits, licenses, or commercial agreements, we could face delays or terminations of construction or development activities. If our planned facilities do not become operable on schedule, or at all, or become inoperable, production of our battery cells and our business will be harmed.

We are subject to risks relating to production scale manufacturing of our all-solid-state battery cells through partners in the longer term.

Our business plan contemplates top tier battery cell suppliers and automotive OEMs will manufacture our all-solid-state battery cells pursuant to licensing agreements with us. A component of our plan is to develop our products in such a way as to enable our manufacturing partners to utilize existing lithium-ion battery cell manufacturing processes and equipment. While we believe our development of a manufacturing process compatible with existing lithium-ion battery cell manufacturing lines provides significant competitive advantages, modifying or constructing these lines for production of our products could be more complicated or present significant challenges to our manufacturing partners that we do not currently anticipate. As with any large-scale capital project, any modification or construction of this nature could be subject to delays, cost overruns or other complications. Any failure to commence commercial production on schedule likely would lead to additional costs and could delay our ability to generate meaningful revenues. In addition, any such delay could diminish any “first mover” advantage we aim to attain, prevent us from gaining the confidence of OEMs and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.

Collaboration with third parties to manufacture our all-solid-state battery cells reduces our level of control over the process. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints. There is risk of potential disputes with partners, which could stop or slow battery cell production, and we could be affected by adverse publicity related to our partners, whether or not such publicity is related to such third parties’ collaboration with us. In addition, we cannot guarantee that our suppliers will not deviate from agreed-upon quality standards. Further, any partnerships with international third-party cell manufacturers or automotive OEMs could expose us to the political, legal and economic risks impacting the regions in which our partners’ manufacturing facilities are located, further reducing our control over the production process as we scale manufacturing.

We may be unable to enter into agreements with cell manufacturers on terms and conditions acceptable to us and therefore we may need to contract with other third parties or create our own commercial production capacity. We may not be able to engage other third parties or establish or expand our own production capacity to meet our needs on acceptable terms, or at all. The expense and time required to adequately complete any transition may be greater than anticipated. Any of the foregoing could adversely affect our business, results of operations, financial condition and prospects.

We rely on complex equipment for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We rely heavily on complex equipment for our operations and the production of our all-solid-state battery cells. The work required to integrate this equipment into the production of our all-solid-state battery cells is time intensive and requires us to work closely with the equipment providers to ensure that it works properly with our proprietary technology. This integration involves a degree of uncertainty and risk and may result in the delay in the scaling up of production or result in additional cost to our all-solid-state battery cells.

Our current manufacturing facilities require, and we expect our future manufacturing facilities will require, large-scale machinery. Such machinery may unexpectedly malfunction and require repairs and spare parts to resume operations, which may not be available when needed. We do not expect to maintain any redundancies in our research and development facilities, so unexpected malfunctions of our production equipment may significantly affect our operational efficiency. In addition, because this equipment has historically not been used to build all-solid-state battery cells, the operational performance and costs associated with this equipment is difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, environmental hazards and

Solid Power, Inc. | 2021 Form 10-K | 23

associated costs of remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters.

Problems with our manufacturing equipment could result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. In addition, in some cases operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. Any of these operational problems, or a combination of them could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

Substantial increases in the prices for our raw materials and components, some of which are obtained from a limited number of sources where demand may exceed supply, could materially and adversely affect our business.

We rely on third-party suppliers for components and equipment necessary to develop our all-solid-state battery cells, including key supplies, such as Li2S, NMC, silicon, lithium metal foil and manufacturing tools for our all-solid-state battery cells. We face risks relating to the availability of these materials and components, including that we will be subject to demand shortages and supply chain challenges and generally may not have sufficient purchasing power to eliminate the risk of price increases for the raw materials and tools we need. Further, certain components, including Li2S, are not currently produced at a scale we believe necessary to support our proposed commercial operations. To the extent that we are unable to enter into commercial agreements with our current suppliers or our replacement suppliers on favorable terms, or these suppliers experience difficulties meeting our requirements, the development and commercial progression of our all-solid-state battery cells and related technologies may be delayed.

Separately, we may be subject to various supply chain requirements regarding, among other things, conflict minerals and labor practices. We may be required to incur substantial costs to comply with these requirements, which may include locating new suppliers if certain issues are discovered. We may not be able to find any new suppliers for certain raw materials or components required for our operations, or such suppliers may be unwilling or unable to provide us with products.

Any disruption in the supply of components, equipment or materials could temporarily disrupt research and development activities or production of our all-solid-state battery cells or sulfide-based solid electrolytes until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, transportation disruptions, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components or equipment to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects. Currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key components or equipment for our all-solid-state battery cells or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects.

We may be unable to adequately control the costs associated with our operations and the components necessary to build our all-solid-state battery cells, and, if we are unable to control these costs and achieve cost advantages in our production of our all-solid-state battery cells at scale, our business will be adversely affected.

We require significant capital to develop our all-solid-state battery cell technologies and expect to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales and distribution as we build our brand and market our technologies, and general and administrative costs as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully develop and market our sulfide-based solid electrolytes and all-solid-state cells, but also to control our costs. If we are unable to efficiently design, appropriately price, sell and distribute our sulfide-based solid electrolytes and all-solid-state battery cell technologies, our anticipated margins, profitability and prospects would be materially and adversely affected.

If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.

Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, and our operations may be severely disrupted if we lost their services. As we build our brand and become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. Many of our technical personnel have been long-time employees and, following the business combination, hold stock options which are currently exercisable and significantly “in-the-

Solid Power, Inc. | 2021 Form 10-K | 24

money” at current market prices. Despite our efforts to retain them, these employees could decide to exercise such options and pursue other opportunities. Our success also depends on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. Competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could seriously harm our business and prospects.

In addition, we are highly dependent on the services of Douglas Campbell, our Chief Executive Officer, Derek Johnson, our Chief Operating Officer, and other senior technical and management personnel, including our other executive officers, who would be difficult to replace. If Mr. Campbell, Dr. Johnson, or other key personnel were to depart, we may not be able to successfully attract and retain the personnel necessary to grow our business.

Our corporate culture has contributed to our success and, if we cannot continue to foster this culture as we grow, we could lose the passion, creativity, teamwork, focus and innovation fostered by our culture.

We believe that our culture has been and will continue to be a key contributor to our success. As we grow and mature as a public company, we may find it difficult to maintain our corporate culture. If we do not continue to foster our corporate culture or maintain our core values as we grow and evolve, we may be unable to support the passion, creativity, teamwork, focus and innovation we believe we need to support our growth. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and to effectively focus on and pursue our strategic objectives, which could, in turn, have an adverse impact on our business, results of operations and financial condition.

Our insurance coverage may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God, and other claims against us, for which we may have no insurance coverage. As a general matter, the policies that we do have may include significant deductibles, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results. Furthermore, although we plan to obtain and maintain insurance for damage to our property and the disruption of our business, this insurance may be challenging to obtain and maintain on terms acceptable to us and may not be sufficient to cover all of our potential losses.

Our facilities or operations could be damaged or adversely affected as a result of natural disasters and other catastrophic events, including fire and explosions.

Our current and future development and manufacturing facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health pandemics and epidemics such as the ongoing COVID-19 pandemic, and other calamities. As an example, in December 2021, the Louisville, Colorado area was significantly affected by the Marshall fire, which destroyed a significant number of buildings and disrupted a number of businesses. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, explosions, floods, cyber-attacks (including ransomware attacks), typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to conduct our research and development activities as and on the timeline currently contemplated. These risks will remain particularly acute until we have completed the permitting and build-out of our second facility, which we expect will not occur until the third quarter of 2022 and may be further delayed.

The current conflict between Ukraine and Russia has caused unstable market and economic conditions and is expected to have additional global consequences.

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict may have further global economic consequences, including the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, uncertainty as to global energy sources, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks

Solid Power, Inc. | 2021 Form 10-K | 25

against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our common stock to be adversely affected.

We have been, and may in the future be, adversely affected by the global COVID-19 pandemic and/or any other pandemic.

We face various risks related to epidemics, pandemics, and other outbreaks, including the recent COVID-19 pandemic and/or any other pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also impacted our potential customers and our suppliers by disrupting the manufacturing, delivery and overall supply chain of battery cell, electric vehicle and equipment manufacturers and suppliers and has led to a global decrease in battery cell and electric vehicle sales in markets around the world.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures may adversely impact our employees, research and development activities and operations and the operations of our customers, suppliers, vendors and business partners. In addition, various aspects of our business cannot be conducted remotely, including many aspects of the research and development and manufacturing of our all-solid-state material and our all-solid-state battery cells. These measures, to the extent imposed by government authorities, may remain in place for a significant period of time and they may adversely affect our future research and development, manufacturing and building plans, business and results of operations. We may take further actions as may be required by government authorities or that we determine are in the best interests of our customers, employees, suppliers, vendors and business partners.

The extent to which the COVID-19 pandemic, or a future pandemic, impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, mutations in the virus, vaccine distribution and uptake, the impact on our customers, employees, and vendors, and how quickly and to what extent normal economic and operating activities can resume. Even as the COVID-19 pandemic subsides, we may continue to experience an adverse impact to our business as a result of the global economic impact, including any recession that has occurred or may occur in the future.

There are no comparable recent events that may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain.

Risks Related to Industry and Market Trends

If solid-state battery cell technology does not become widely accepted, we may not be successful in generating revenues from the manufacture and sale of our sulfide-based solid electrolytes.

Our business plan contemplates that we will develop the necessary production capabilities to manufacture our sulfide-based solid electrolytes for sale to top tier battery suppliers and automotive OEMs that have determined to manufacture solid-state battery cells. If a market for sulfide-based solid-state battery cells does not develop in the time or to the level we anticipate, we might not be able to generate revenues from this product line. This may prevent us from achieving our financial projections or recouping the costs we expect to incur in scaling our production of our sulfide-based solid electrolytes.

The battery cell market continues to evolve and is highly competitive, and we may not be successful in competing in this market or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

The battery cell market in which we compete continues to evolve and is highly competitive. To date, we have focused our efforts on our all-solid-state battery cell technology, a promising alternative to conventional lithium-ion battery cell technology. However, lithium-ion battery cell technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, traditional lithium-ion battery cell manufacturers may continue to reduce cost and expand supply of conventional batteries

Solid Power, Inc. | 2021 Form 10-K | 26

and, therefore, reduce the prospects for our business or negatively impact the ability for us to sell our products at a market-competitive price and yet at sufficient margins.

Many automotive OEMs are researching and investing in solid-state battery cell efforts and, in some cases, in battery cell development and production. We do not have exclusive relationships with any OEM to provide their future battery cell technologies, and it is possible that the investments made by these OEMs might result in technological advances earlier than, or superior in certain respect to, the all-solid-state battery cells we are developing. There are a number of companies seeking to develop alternative approaches to solid-state battery cell technology. We expect competition in battery cell technology and electric vehicles to intensify due to increased demand for these vehicles and a regulatory push for electric vehicles, continuing globalization, and consolidation in the worldwide automotive industry. As new companies and larger, existing vehicle and battery cell manufacturers enter the solid-state battery cell space, we may lose any perceived or actual technological advantage we may have in the marketplace and suffer a decline in our position in the market.

Furthermore, the battery cell industry also competes with other emerging or evolving technologies, such as natural gas, advanced diesel and hydrogen-based fuel cell powered vehicles. Developments in alternative technologies or improvements in batteries technology made by competitors may materially adversely affect the sales, pricing and gross margins of our products. As technologies change, we will attempt to upgrade or adapt our products to continue to provide products with the latest technology. However, our products may become obsolete or our research and development efforts may not be sufficient to adapt to changes in or to create the necessary technology to effectively compete. If we are unable to keep up with competitive developments, including if such technologies achieve lower prices or enjoy greater policy support than the lithium-ion battery cell industry, our competitive position and growth prospects may be harmed. Similarly, if we fail to accurately predict and ensure that our all-solid-state battery cell technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our all-solid-state battery cells, our business will be harmed.

We must continue to commit significant resources to develop our all-solid-state battery cell technology in order to establish a competitive position, and these commitments must be made without knowing whether our investments will result in products potential customers will accept. There is no assurance we will successfully identify new customer requirements, develop and bring our all-solid-state battery cells to market on a timely basis, or that products and technologies developed by others will not render our all-solid-state battery cells obsolete or noncompetitive, any of which would adversely affect our business and operating results.

We expect that automotive OEMs and top tier battery cell suppliers will be less likely to license our all-solid-state battery cells and/or incorporate our sulfide-based solid electrolytes if they are not convinced that our business will succeed in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed in the long term. Accordingly, in order to build and maintain our business, we must instill and maintain confidence among current and future partners, customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as:

●	our limited operating history;
●	market unfamiliarity with our products;
●	delays in or impediments to completing or achieving our research and development goals;
●	unexpected costs that automotive OEM and top tier cell partners may be required to incur to scale manufacturing, delivery and service operations to meet demand for electric vehicles containing our technologies or products;
●	competition and uncertainty regarding the future of electric vehicles;
●	the development and adoption of competing technologies that are less expensive and/or more effective than our products; and
●	our eventual production and sales performance compared with market expectations.

Solid Power, Inc. | 2021 Form 10-K | 27

Our future growth and success are dependent upon consumers’ willingness to adopt electric vehicles.

Our growth and future demand for our products is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and electric vehicles in particular. The market for new energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. If the market for electric vehicles in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.

We may not succeed in attracting customers during the development stage or for high volume commercial production, and our future growth and success depend on our ability to attract customers.

We may not succeed in attracting customers during our development stage or for high volume commercial production. Customers may be wary of unproven products or not be inclined to work with less established businesses. In addition, if we are unable to attract new customers in need of high-volume commercial production of our products, our business will be harmed.

Automotive OEMs are often large enterprises. Therefore, our future success will depend on our or our partners’ ability to effectively sell our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products.

Automotive OEMs that are large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. Large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, and demand that vendors take on a larger share of risks. All of these factors can add further risk to business conducted with these potential customers.

We may not be able to accurately estimate the future supply and demand for our all-solid-state battery cells and/or our sulfide-based solid electrolytes, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our all-solid-state battery cells and/or our sulfide-based solid electrolytes or our ability to develop, manufacture, and deliver such products, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of our all-solid-state battery cells and/or our sulfide-based solid electrolytes to our potential customers could be delayed, which would harm our business, financial condition and operating results.

Risks Related to Intellectual Property

We rely heavily on owned and exclusively-licensed intellectual property, which includes patent rights, trade secrets, copyright, trademarks, and know-how. If we are unable to protect and maintain access to these intellectual property rights, our business and competitive position would be harmed.

We may not be able to prevent unauthorized use of our owned and exclusively-licensed intellectual property, which could harm our business and competitive position. We rely on a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights and competitive advantage in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite our efforts

Solid Power, Inc. | 2021 Form 10-K | 28

to protect our proprietary rights, third parties, including our vendors, customers, partners, and consultants, have and may in the future attempt to copy or otherwise obtain and use our intellectual property without our consent or may decline to license or defend necessary intellectual property rights to us on terms favorable to our business. In addition, our technology and intellectual property may be subject to theft or compromise via more indirect routes. For example, our products or components thereof may be reverse engineered by partners, customers or other third parties, which could result in our patents being infringed or our know-how or trade secrets stolen.

Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could require involvement of the licensor, be time-consuming and expensive, and could divert management’s attention, all of which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our proprietary technologies. A significant portion of our patent rights have been obtained through exclusive licenses. Because we do not own those patent rights, we have less control over their maintenance and enforcement, which could harm our ability to maintain any competitive advantage those patent rights provide.

Patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be impossible outside of the United States. Failure to adequately protect our owned and exclusively-licensed intellectual property rights could result in our competitors using our intellectual property to offer products, potentially resulting in the loss of some of our competitive advantage, a decrease in our revenue and reputational harm caused by inferior products offered by third parties, which would adversely affect our business, prospects, financial condition and operating results.

There are risks to our intellectual property based on our international business operations.

There are risks to technology and intellectual property that may result from us conducting business outside the United States, particularly in jurisdictions that do not have comparable levels of protection of corporate proprietary information and assets such as intellectual property, trademarks, and trade secrets. For instance, we may be exposed to material risks of theft of proprietary technology and other intellectual property, including technical data, business processes, production processes, formulas, data sets or other sensitive information. While these risks are common to many companies, conducting business in certain foreign jurisdictions, housing technology, data and intellectual property abroad, or licensing technology to foreign partners may present more significant exposure.

Our patent applications may not result in issued patents, which would result in the disclosures in those applications being available to the public. Also, our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with commercialization of our products.

Our patent portfolio includes some patent applications. Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to our products to our disadvantage. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology, which could prevent us from obtaining a patent. In addition to those who may claim priority, any of our future or existing patents or pending patent applications (including those we have rights to under exclusive license) may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries may be subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

Solid Power, Inc. | 2021 Form 10-K | 29

We have not performed exhaustive searches or analyses of the intellectual property landscape of the battery industry; therefore, we are unable to guarantee that our technology, or its ultimate integration into electric vehicle battery packs, does not infringe intellectual property rights of third parties. We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

Companies, organizations or individuals, including our current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell, license, lease or market our products or technologies, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from third parties relating to whether we are infringing their intellectual property rights and/or seek court declarations that they do not infringe upon our intellectual property rights. Companies holding patents or other intellectual property rights relating to batteries may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease selling, leasing, incorporating or using products that incorporate the challenged intellectual property;
•	pay substantial damages;
•	materially alter our research and development activities and proposed production processes;
•	obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; or
•	redesign our battery cells at significant expense.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to continue to use the technology on reasonable terms, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not well-founded, could result in substantial costs, negative publicity, reputational harm and diversion of resources and management’s attention.

We also license patents and other intellectual property from third parties, and we may face claims that our use of this intellectual property infringes the rights of others. In such cases, we may seek indemnification from our licensors under our license contracts with them as permitted by our license agreements. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

Risks Related to Our Limited Operating History

Our business model has yet to be tested and any failure to execute on our strategic plans, including commercialization, would have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital requirements of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.

Solid Power, Inc. | 2021 Form 10-K | 30

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results, prospects and financial position could be materially affected. Furthermore, our financial performance in one period may not be indicative of financial performance in future periods. The projected financial information appearing elsewhere in this Report was prepared by management and reflects current estimates of future performance. The projected results depend on the successful implementation of management’s growth strategies and are based on assumptions and events over which we have only partial or no control. In particular, our projected results are heavily reliant on our ability to license our all-solid-state battery cells and sell our sulfide-based solid electrolytes. The assumptions underlying such projected information require the exercise of judgment and may not occur, and the projections are subject to uncertainty due to the effects of economic, business, competitive, regulatory, legislative, and political or other changes.

We are an early-stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred an operating loss of approximately $26.5 million for the year ended December 31, 2021 and an accumulated deficit of approximately $9.5 million from our inception in 2012 through December 31, 2021. We believe that we will continue to incur operating losses each quarter until the time significant production of our all-solid-state battery cells or sales of our sulfide-based solid electrolytes begins, which is not expected to occur until at least 2026, and may occur later.

We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things, continue to incur significant expenses in connection with the design, development and manufacturing of our materials and all-solid-state battery cells; expand our research and development activities; invest in additional research and development and manufacturing facilities and capabilities; build up inventories of raw materials and other components; commence sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

We may require additional capital to support business growth, and this capital might not be available on commercially reasonable terms or at all.

We may need additional capital before we commence generating material revenues, and it may not be available on acceptable terms, if at all. For example, our capital budget assumes, among other things, that our development timeline progresses as planned and our corresponding expenditures are consistent with current expectations, both of which are subject to various risks and uncertainties, including those described herein.

More specifically, our capital expenditures and operating and development requirements have increased materially as we accelerate our research and development efforts and scale up production operations with our partners and incur expenses as a public company, including insurance, financial reporting, legal, and audit costs. As we work toward commercialization, we expect our operating expenses will increase substantially due to increased headcount and other general and administrative expenses necessary to support a rapidly growing public company.

As a result, we may need to access the debt and equity capital markets to obtain additional financing in the future. However, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including:

•	market conditions;
•	the level of success we have experienced with our research and development programs;
•	our operating performance;
•	investor sentiment; and
•	our ability to incur additional debt in compliance with any agreements governing our then-outstanding debt.

Solid Power, Inc. | 2021 Form 10-K | 31

These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, references or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to generate sufficient funds from operations or raise additional capital, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects.

If we fail to effectively manage our future growth, we may not be able to market and license the technology and know-how to manufacture our all-solid-state battery cells or sell our sulfide-based solid electrolyte successfully.

We intend to use our cash on hand to expand our operations significantly, with a view toward accelerating our research and development activities and positioning our company for potential commercialization of our technologies. In connection with these efforts, we anticipate hiring, retaining and training personnel, establishing manufacturing plants and other facilities, and implementing administrative infrastructure, systems and processes. That said, our management team has considerable discretion in the application of the funds available to us. We may invest these funds in a manner that does not result in a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the cash we hold in a manner that does not produce income or that loses value. If we cannot manage our growth effectively, including by controlling our expenditures for these initiatives to the greatest extent possible, our business could be harmed.

Most of our management does not have experience in operating a public company.

Most of our executive officers do not have experience in the management of a publicly traded company. Our management team may not successfully or effectively manage being a public company subject to significant regulatory oversight and reporting obligations under federal securities laws. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the policies, practices or internal controls over financial reporting required of public companies in the United States. As a result, we may be required to pay higher outside legal, accounting or consulting costs than our competitors, and our management team members may have to devote a higher proportion of their time to issues relating to compliance with the laws applicable to public companies, both of which might put us at a disadvantage relative to competitors.

We may not succeed in establishing, maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of our technologies and our business, revenues and prospects.

Our business and prospects depend on our ability to develop, maintain and strengthen our brand. If we are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our brand. Our current and potential competitors, including many battery cell manufacturers and automotive OEMs around the world, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

Risks Related to Finance and Accounting

Our expectations and targets regarding the times when we will achieve various technical, pre-production and production-level performance objectives depend in large part upon assumptions, estimates, measurements, testing, analyses and data developed and performed by us, which if incorrect or flawed, could have a material adverse effect on our actual operating results and performance.

Our expectations and targets regarding the times when we will achieve various technical, pre-production and production objectives reflect our current expectations and estimates. Whether we will achieve these objectives when we expect depends on a number of factors, many of which are outside our control, including, but not limited to:

•

success and timing of our development activity and ability to develop an all-solid-state battery cell that achieves our desired performance metrics and achieves the requisite automotive industry validations before our competitors;

Solid Power, Inc. | 2021 Form 10-K | 32

•	unanticipated technical or manufacturing challenges or delays;
•	difficulties identifying or constructing the necessary research and development and manufacturing facilities;
•	technological developments relating to lithium-ion, lithium-metal all-solid-state or other batteries that could adversely affect the commercial potential of our technologies;
•	the extent of consumer acceptance of electric vehicles generally, and those deploying our products, in particular;
•	competition, including from established and future competitors in the battery cell industry or from competing technologies such as hydrogen fuel cells that may be used to power electric vehicles;
•	whether we can obtain sufficient capital when required to build our manufacturing facilities and sustain and grow our business;
•	adverse developments in our partnership relationships, including termination of our partnerships or changes in our partners’ timetables and business plans, which could hinder our development efforts;
•	our ability to manage our growth;
•	whether we can manage relationships with key suppliers and the availability of the raw materials we need to procure from them;
•	our ability to retain existing key management, integrate recent hires and attract, retain and motivate qualified personnel; and
•	the overall strength and stability of domestic and international economies.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our ability to achieve our objectives when planned and our business, results of operations and financial results.

Additionally, we cannot predict market reaction or the impact on the market price of our common stock as we make announcements regarding our achievement or failure to achieve our objectives and/or milestones we have publicly disclosed. Any negative market reactions as we make such announcements could result in the volatility of the price of our common stock.

Incorrect estimates or assumptions by management in connection with the preparation of our financial statements could adversely affect our reported assets, liabilities, income, revenue or expenses.

The preparation of our consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income, revenue or expenses during the reporting periods. Incorrect estimates and assumptions by management could adversely affect our reported amounts of assets, liabilities, income, revenue and expenses during the reporting periods. If we make incorrect assumptions or estimates, our reported financial results may be over or understated, which could materially and adversely affect our business, financial condition and results of operations.

Our auditors identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.

As part of the independent audit of our 2020 and 2021 financial statements, we undertook a technical evaluation of our accounting of several financial instruments, including with respect to certain complex equity instruments and equity linked instruments and related earnings per share impacts. Our evaluation did not consider the applicable accounting guidance. As a result, our auditor issued a finding of a material weakness in internal controls over financial reporting related to the review of complex transactions for proper accounting treatment as our control environment would have failed to detect the misstatement prior to the

Solid Power, Inc. | 2021 Form 10-K | 33

financial statement issuance. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Management continues to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. In the future, management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements.

In addition, beginning with our Annual Report for 2022, we will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) are significantly more stringent than those that were required of us as a privately held company. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, if we are unable to maintain compliance with securities law requirements regarding timely filing of periodic reports or applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result and we could become subject to litigation or investigations by the SEC or other regulatory authorities, which could require additional financial and management resources. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that Legacy Solid Power did not face as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. We will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, our board of directors (the “Board”) has committees that did not exist on the Legacy Solid Power board of directors and we have adopted new internal controls and disclosure controls and procedures. In addition, we will incur expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. As a public company, it is also more expensive to obtain director and officer liability insurance. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to spend money that could otherwise be used on our research and development programs and to achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our ability to utilize our net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs to offset future taxable income. The limitations apply if a corporation undergoes an “ownership

Solid Power, Inc. | 2021 Form 10-K | 34

change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may be subject to limitations on our ability to utilize our existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, the business combination and future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our pre-change NOLs and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.

There is also a risk that changes in law or regulatory changes may result in suspensions on the use of NOLs or tax credits, possibly with retroactive effect, and our existing NOLs or tax credits expiring or otherwise being unavailable to offset future income tax liabilities.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.

We currently, and expect to continue to, benefit directly and indirectly from certain government grants, subsidies and economic incentives including tax credits, rebates and other incentives that support the development and adoption of clean energy technology. We cannot assure you that these grants, subsidies and incentive programs will be available to us at the same or comparable levels in the future. Any reduction, elimination or discriminatory application of government grants, subsidies and economic incentives because of policy changes, or the reduced need for such grants, subsidies and incentives due to the perceived success of clean and renewable energy products or other reasons, may require us to seek additional financing, which may not be obtainable on commercially attractive terms or at all, and may result in the diminished competitiveness of the battery cell industry generally or our all-solid-state battery cells in particular. Any change in the level of grants, subsidies and incentives from which we benefit could materially and adversely affect our business, prospects, financial condition and operating results.

Risks Related to Legal and Regulatory Compliance

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims which could harm our business, prospects, operating results, and financial condition. We face inherent risk of exposure to claims in the event our all-solid-state battery cells do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given our all-solid-state battery cells and sulfide-based solid electrolytes are still in the development stage and have not yet been commercially tested or mass produced. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our technology and business and inhibit or prevent commercialization of our all-solid-state battery cells and sulfide-based solid electrolytes and future product candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under then-existing policies.

From time to time, we may be involved in litigation, regulatory actions or government investigations and inquiries, which could have an adverse impact on our profitability and consolidated financial position.

We may be involved in a variety of litigation, other claims, suits, regulatory actions or government investigations and inquiries and commercial or contractual disputes that, from time to time, are significant. In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers, former employees and suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters, and employment matters. For example, in connection with the business combination, we received a demand letter from an alleged stockholder of DCRC relating to the proposals for which we sought stockholder approval at the special meeting of stockholders on December 7, 2021. We incurred costs in responding to, and ultimately settling with, such alleged stockholder.

Solid Power, Inc. | 2021 Form 10-K | 35

Furthermore, DCRC was a special purpose acquisition company (“SPAC”). SPACs have been the subject of increased regulatory oversight and scrutiny, including from the SEC. In addition, there has been recent litigation against a “de-SPAC” company, such as us, alleging violations of federal securities laws. Any governmental or regulatory investigation or inquiry related to the business combination or otherwise could have a material adverse effect on our business and negatively affect our reputation.

We are subject to substantial regulation, and unfavorable changes to, or failure by us to comply with, these regulations could substantially harm our business and operating results.

The sale of electric vehicles, and motor vehicles in general, is subject to substantial regulation under international, federal, state and local laws, including export control laws and other international trade regulations, which are continuously evolving as technology develops and becomes more widely adopted. We anticipate that our all-solid-state battery cells and sulfide-based solid electrolytes also would be subject to these regulations, and we expect to incur significant costs in complying with these regulations.

The U.S. government has made and continues to make significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States, increasing scrutiny on foreign direct investment, and modifying export control laws applicable to certain technologies. In retaliation, other countries have implemented, and continue to evaluate, imposing additional trade controls on a wide range of American products and companies. The U.S. or foreign governments may take additional administrative, legislative, or regulatory action that could materially interfere with our ability to source and procure the raw materials we need for our research and development activities and, in the future, to sell products in certain countries. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners could result in a global economic slowdown and long-term changes to global trade. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes could be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.

To the extent the laws change, our products may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

Internationally, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. The laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles that may interfere with our ability to commercialize our products could have a negative and material impact on our business, prospects, financial condition and results of operations.

Our technology and our website, systems, and data we maintain may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales. We may be required to expend significant resources to continue to modify or enhance our protective measures to detect, investigate and remediate vulnerabilities to security incidents, including measures impacting our ability to develop and maintain a supply chain. In addition, we will be required to comply with rapidly evolving laws and regulations legislation in this area. Any future failure by us to comply with applicable cybersecurity or data privacy legislation or regulation could have a material adverse effect on our business, reputation, results of operations or financial condition.

We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. We also anticipate receiving and storing confidential business information of our partners and customers. Advances in technology, an increased level of sophistication and expertise of hackers, and new discoveries in the field of cryptography can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other data. We may be a target for attacks designed to disrupt our operations or to attempt to gain access to our systems or to data that we possess, including proprietary information that we obtain from our partners pursuant to our JDAs with them. We also are at risk for interruptions, outages and breaches of our and our outsourced service providers’ operational systems and security systems, our integrated software and technology, and data that we or our third-party service providers process or possess. These may be caused by, among other causes, physical theft, viruses or other malicious code, denial or degradation of service attacks, ransomware, social engineering schemes, and insider theft or misuse.

Solid Power, Inc. | 2021 Form 10-K | 36

The availability and effectiveness of our all-solid-state battery cell technology and our ability to conduct our business and operations depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems we currently use or may use in the future in conducting our business, including data centers and other information technology systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We currently use, and may use in the future, outsourced service providers to help provide certain services, and any such outsourced service providers face similar security and system disruption risks as us. Our ability to monitor our outsourced service providers’ security measures is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of personal, confidential, or other data, including data relating to individuals. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service and may adversely affect our business, prospects, financial condition, reputation and operating results.

Significant capital and other resources may be required in efforts to protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities and otherwise seeking to obtain unauthorized access to systems or data, and to disrupt systems, are increasingly sophisticated and constantly evolving. In particular, ransomware attacks have become more prevalent in the industrial sector, which could materially and adversely affect our ability to operate and may result in significant expense.

In addition, we may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our supply chain. These additional compliance and logistical burdens are attenuated through our international partnerships. We also cannot be certain that these systems, networks, and other infrastructure or technology upon which we rely, including those of our third-party suppliers or service providers, will be effectively implemented, maintained or expanded as planned, or will be free from bugs, defects, errors, vulnerabilities, viruses, or malicious code. We may be required to expend significant resources to make corrections or to remediate issues that are identified or to find alternative sources.

Any failure or perceived failure by us or our service providers to prevent information security breaches or other security incidents or system disruptions, or any compromise of security that results in or is perceived or reported to result in unauthorized access to, or loss, theft, alteration, release or transfer of, our information, or any personal information, confidential information, or other data could result in loss or theft of proprietary or sensitive data and intellectual property, could harm our reputation and competitive position and could expose us to legal claims, regulatory investigations and proceedings, and fines, penalties, and other liability. Any such actual or perceived security breach, security incident or disruption could also divert the efforts of our technical and management personnel and could require us to incur significant costs and operational consequences in connection with investigating, remediating, eliminating and putting in place additional tools, devices, policies, and other measures designed to prevent actual or perceived security breaches and other incidents and system disruptions. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause, and most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data.

Further, we cannot assure that any limitations of liability provisions in our current or future contracts that may be applicable would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover claims related to a security breach or incident, or that the insurer will not deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Additionally, laws, regulations, and other actual and potential obligations relating to privacy, data hosting and transparency of data, data protection, and data security are evolving rapidly, and we expect to potentially be subject to new laws and regulations, or

Solid Power, Inc. | 2021 Form 10-K | 37

new interpretations of laws and regulations, in the future in various jurisdictions. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs. Further, these laws, regulations, and other obligations are complex and evolving rapidly, and we cannot provide assurance that we will not claims, allegations, or other proceedings related to actual or alleged obligations relating to privacy, data protection, or data security. It is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with our business or practices. We anticipate needing to dedicate substantial resources to comply with laws, regulations, and other obligations relating to privacy and cybersecurity in order to comply. Any failure or alleged or perceived failure to comply with any applicable laws, regulations, or other obligations relating to privacy, data protection, or data security could also result in regulatory investigations and proceedings, and misuse of or failure to secure data relating to individuals could also result in claims and proceedings against us by governmental entities or others, penalties and other liability, and damage to our reputation and credibility, and could have a negative impact on our business, prospects, financial condition and operating results.

We are subject to various existing and future environmental health and safety laws, which may result in increased compliance costs or additional operating costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that could adversely impact our financial results or operations.

Our company and our operations, as well as our contractors, suppliers, and customers, are subject to numerous federal, state, local and foreign environmental laws and regulations governing, among other things, the generation, storage, transportation, and disposal of hazardous substances and wastes. We are also subject to a variety of product stewardship and manufacturer responsibility laws and regulations, primarily relating to the collection, reuse and recycling of electronic waste, as well as regulations regarding the hazardous material contents of electronic product components and product packaging, and non-hazardous wastes. We or others in our supply chain may be required to obtain permits and comply with procedures that impose various restrictions and operations that could have adverse effects on our operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operations requirements cannot be met in a manner satisfactory for our operations or on a timeline that meets our commercial obligations, it may adversely impact our business. There are also significant capital, operating and other costs associated with compliance with these environmental laws and regulations.

Environmental and health and safety laws and regulations are subject to change and may become more stringent in the future, such as through new regulations enacted at the supranational, national, sub-national, and/or local level or new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations, and permits may be unpredictable and may have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, could cause additional expenditures, restrictions, and delays in connection with our operations as well as our other future projects, or may require us to manufacture with alternative technologies and materials.

Our manufacturing process creates regulated air emissions which are typically managed within established permit limits by available emissions control technology. Should permitted limits or other requirements change in the future, the company may be required to install additional, more costly control technology. If we were to violate any such permit or related permit conditions, we may incur significant fines and penalties.

We rely on third parties to ensure compliance with certain environmental laws, including those relating to the disposal of wastes. Any failure to properly handle or dispose of wastes, regardless of whether such failure is ours or our contractors, may result in liability under environmental laws, as well as liability for any impacts to human health or natural resources. The costs of liability with respect to contamination could have a material adverse effect on our business, financial condition, or results of operations. Additionally, we may not be able to secure contracts with third parties and contractors to continue their key supply chain and disposal services for our business, which may result in increased costs for compliance with environmental laws and regulations.

Our research and development activities expose our employees to potential occupational hazards such as, but not limited to, the presence of hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or product, slow or stop production, or harm employees. Employees may be exposed to toxic hydrogen sulfide as a result of the components we use being exposed to moisture. If released in an uncontrolled manner, this hydrogen sulfide can create hazardous working conditions. Consequences may include litigation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact our brand, finances, or ability to operate.

Solid Power, Inc. | 2021 Form 10-K | 38

Some of our operations involve the manufacture and/or handling of a variety of explosive and flammable materials. We might experience incidents such as leaks and ruptures, explosions, fires, transportation accidents involving our chemical products, chemical spills and other discharges or releases of toxic or hazardous substances or gases and environmental hazards in the future or that these incidents will not result in production delays or otherwise have a material adverse effect on our business, financial condition or results of operations, for which we may not be adequately insured.

We rely on government contracts and grants for most of our revenue and to partially fund our research and development activities, which are subject to a number of uncertainties, challenges, and risks.

We currently rely on government contracts and grants for most of our revenue and to partially fund our research and development activities. Contracts and grants with government entities are subject to a number of risks. Obtaining grant funding and selling to government entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that we will be successful. In the event that we are successful in being awarded a government contract or grant, such award may be subject to appeals, disputes, or litigation, including, but not limited to, bid protests by unsuccessful bidders. Availability of government funding for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Where government funds are used, the government may require all work to be performed in and/or certain products to be manufactured in the United States, and we may not manufacture all products in locations that meet government requirements, and as a result, our business and results of operations may suffer. Contracts with governmental entities may also include preferential pricing terms, including, but not limited to, “most favored customer” pricing and obligations to disclose aspects of how our pricing is developed. Additionally, we may be required to obtain special certifications to sell some or all of our solutions to government or quasi-government entities. Such certification requirements for our solutions may change, thereby restricting our ability to sell into the federal government sector until we have obtained such certification. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such governmental entities, or be at a competitive disadvantage, which would harm our business, results of operations, and financial condition. There are no assurances that we will find the terms for obtaining such certifications to be acceptable or that we will be successful in obtaining or maintaining the certifications.

As a government contractor or subcontractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and grants and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. Government contracts often contain provisions and are subject to laws and regulations that provide government customers with additional rights and remedies not typically found in commercial contracts. These rights and remedies allow government customers, among other things, to terminate existing contracts for convenience and/or with short notice and without cause, and whether a government contract or grant might be terminated by the government under such a provision is outside of our control and could adversely affect our revenue. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to non-ordinary course audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling our products and services to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our partners, downward contract price adjustments or refund obligations, civil or criminal penalties, and termination of contracts and suspension or debarment from obtaining government contracts and grants for a period of time with government agencies. Any such damages, penalties, disruption, or limitation in our ability to do business with a government could have a material adverse effect on our business, results of operations, financial condition, public perception and growth prospects.

We are subject to multiple environmental permitting processes at the national, sub-national, and/or local level. Failure to obtain key permits and approvals may adversely impact our business.

Our facilities are subject to local, state and federal siting and environmental permitting requirements. Permitting agencies with discretionary authority may refuse to issue required permits, forcing consideration of alternative sites, or may impose costly permit conditions. Such actions could increase the cost, or lengthen the timeline, of developing additional manufacturing facilities.

Even if we successfully navigate our way through the permitting phases, future conflicts may arise in the course of our development activities, including restrictions on our actions due to new or evolving environmental legislation, changes in permitted

Solid Power, Inc. | 2021 Form 10-K | 39

uses and conflicts with non-governmental organizations regarding the use of land for our manufacturing facilities. If such conflicts arise, we may be delayed or prevented from building our research and development and manufacturing facilities, which could have a negative impact on our financial condition, prospects, and results of operations.

We are subject to anti-corruption and anti-bribery laws and anti-money laundering laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and possibly other anti-bribery and anti-corruption laws and anti-money laundering laws in various jurisdictions in which we conduct, or in the future may conduct, activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit us and our officers, directors, employees, business partners agents, representatives and third-party intermediaries from corruptly offering, promising, authorizing or providing, directly or indirectly anything of value to recipients in the public or private sector.

We may leverage third parties to sell our products and conduct our business abroad. We, our officers, directors, employees, business partners agents, representatives and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our officers, directors, employees, business partners agents, representatives and third-party intermediaries will not take actions in violation of applicable law, for which we may be ultimately held responsible. If we conduct international sales and business, our risks under these laws may increase.

These laws also require companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls and compliance procedures designed to prevent any such actions. While we have certain policies and procedures to address compliance with such laws, we cannot assure you that none of our officers, directors, employees, business partners agents, representatives and third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could subject us to whistleblower complaints, adverse media coverage, investigations, settlements, prosecutions, enforcement actions, fines, damages, loss of export privileges, and severe administrative, civil and criminal sanctions, suspension or debarment from government contracts, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, prospects, financial condition and reputation. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Solid Power, Inc. | 2021 Form 10-K | 40

As a result of plans to expand our business operations, including to jurisdictions in which tax laws may not be favorable, our obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect our after-tax profitability and financial results.

Our effective tax rates may fluctuate widely in the future, particularly if our business expands domestically or internationally. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. generally accepted accounting principles (“GAAP”), changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect our future effective tax rates include, but are not limited to: (i) changes in tax laws or the regulatory environment, (ii) changes in accounting and tax standards or practices, (iii) changes in the composition of operating income by tax jurisdiction and (iv) pre-tax operating results our business.

Additionally, we may be subject to significant income, withholding, and other tax obligations in the United States and may become subject to taxation in numerous additional U.S. state and local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Our after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (i) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (ii) changes in the valuation of deferred tax assets and liabilities, if any, (iii) the expected timing and amount of the release of any tax valuation allowances, (iv) the tax treatment of stock-based compensation, (v) changes in the relative amount of earnings subject to tax in the various jurisdictions, (vi) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (vii) changes to existing intercompany structure (and any costs related thereto) and business operations, (viii) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions, and (ix) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on our after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

Our after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.

We are a U.S. corporation and thus subject to U.S. corporate income tax on our worldwide income. Further, our operations and customers are primarily located in the United States, and, as a result, we are subject to various U.S. federal, state and local taxes. U.S. federal, state and local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us and may have an adverse effect on its business and future profitability.

For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as us) from 21% to 28%. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability.

Risks Related to our Common Stock and the Warrants

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could cause the market price of our common stock to drop significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Solid Power, Inc. | 2021 Form 10-K | 41

We have registered shares reserved for future issuance under our equity compensation plans and the 29,316,780 shares issuable upon exercise of the options outstanding under the 2014 Plan. Subject to the satisfaction of applicable vesting restrictions and the expiration or waiver of certain lock-up restrictions in our amended and restated bylaws (“Bylaws”), the shares issued thereunder will be available for immediate resale in the public market.

Approximately 67.6% of our outstanding shares of common stock are subject to one of the lock-up periods imposed by the business combination (the “Lock-up Period”). Sales of our common stock following the expiration of the Lock-Up Periods or pursuant to the exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock at a time and price that you deem appropriate.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock and warrants will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock and warrants would likely decline. If any analyst who may cover us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following March 26, 2026, the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Solid Power, Inc. | 2021 Form 10-K | 42

We may issue additional common stock under an employee incentive plan or an employee stock purchase plan or preferred stock. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of common stock under an employee incentive plan or an employee stock purchase plan, and we may also issue preferred stock. The issuance of additional shares of common stock or of preferred stock:

•	may significantly dilute the equity interests of our investors;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•

could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock and/or warrants.

Delaware law and provisions in our Second A&R Charter and Bylaws might delay, discourage or prevent a change in control of the Company or changes in our management, thereby depressing the market price of our common stock and warrants.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (“DGCL”) may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, the second amended and restated certificate of incorporation of Solid Power (the “Second A&R Charter”) and our Bylaws contain provisions that may make the acquisition of us more difficult or delay or prevent changes in control of our management. Among other things, these provisions:

•

provide advance notice procedures with regard to stockholder nominations of candidates for election as directors or other stockholder proposals to be brought before meetings of our stockholders, which may preclude our stockholders from bringing certain matters before meetings of our stockholders;

•

provide the Board the ability to authorize issuance of preferred stock in one or more series, which makes it possible for the Board to issue, without our stockholder’s approval, preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of Solid Power and which may have the effect of deterring hostile takeovers or delaying changes in control or management of Solid Power;

•	provide that the Board be divided into three classes of directors, with each class as nearly equal in number as possible, serving staggered three-year terms;
•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•

provide that certain provisions of our Second A&R Charter can only be amended or repealed by the affirmative vote of the holders of at least 66 2/3% in voting power of the outstanding shares of our common stock entitled to vote thereon, voting together as a single class;

•

provide that certain provisions of our Bylaws can be altered or repealed by (i) the Board or (ii) our stockholders upon the affirmative vote of 66 2/3% of the voting power of our common stock outstanding and entitled to vote thereon, voting together as a single class;

•	only the Board (pursuant to a majority vote), the Chairperson of the Board, the President or the Chief Executive Officer may call a special meeting; and
•	the designation of Delaware and federal courts as the exclusive forum for certain disputes.

Solid Power, Inc. | 2021 Form 10-K | 43

Our Bylaws designate state courts within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of Solid Power, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, stockholder, officer or other employee of Solid Power to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL, our Second A&R Charter or our Bylaws (as either may be amended from time to time) or (iv) any action asserting a claim governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction.

In addition, our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities, including, without limitation and for the avoidance of doubt, any auditor, underwriter, expert, control person, or other defendant.

Our Bylaws provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision does not apply to suits brought to enforce any duty or liability created by the Exchange Act or any rule or regulation promulgated thereunder (in each case, as amended), or any other claim over which the federal courts have exclusive jurisdiction.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

There is no guarantee that the Public Warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for each of our publicly-traded warrants (“Public Warrants”) and the warrants we sold in a private placement as part of our IPO or were acquired through a conversion of a working capital loan in conjunction with the business combination (the “Private Placement Warrants”) is $11.50 per share of common stock. There is no guarantee that the Public Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Public Warrants may expire worthless.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval of the holders of at least 50% of the then-outstanding Public Warrants (or, if applicable, 65% of the then-outstanding Public Warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes). As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a warrant could be decreased, all without any specific holder’s approval.

Our warrants were issued in registered form under our warrant agreement with Continental Stock Transfer & Trust Company, as warrant agent. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public

Solid Power, Inc. | 2021 Form 10-K | 44

Warrants (or, if applicable, 65% of the then-outstanding Public Warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes) approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants (or, if applicable, 65% of the then-outstanding Public Warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes) is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to warrantholders, thereby making their warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last sales price of our common stock has been at least $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we give notice of such redemption and provided certain other conditions are met. Redemption of the outstanding Public Warrants could force the holders of such warrants (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Decarbonization Plus Acquisition Sponsor III LLC or its permitted transferees.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last sale price of our common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which notice of the redemption is given. In such a case, the holders will be able to exercise their Public Warrants prior to redemption for a number of shares of common stock determined by reference to a make-whole table. The value received upon such exercise of the Public Warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of shares of common stock that may be received in connection with such an exercise is capped at 0.361 shares of common stock per whole warrant (subject to adjustment) irrespective of the remaining life of the Public Warrants.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Louisville, Colorado. There, we lease approximately 30,000 square feet under a lease and a sublease that expire in September 2024 and December 2024, respectively. Most of the facility is used for our research and development, manufacturing and quality control.

In September 2021, we entered into a lease for approximately 75,000 square feet in Thornton, Colorado. The lease for this facility expires in March 2029. We intend to use this facility to significantly increase our production of sulfide-based solid electrolyte, expand research and development operations, and for general office purposes.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Solid Power, Inc. | 2021 Form 10-K | 45

Not applicable.

Solid Power, Inc. | 2021 Form 10-K | 46

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and warrants are traded on The Nasdaq Stock Market LLC under the symbols “SLDP” and “SLDPW,” respectively.

Holders of Common Stock and Warrants

As of March 15, 2022, there were 67 holders of our common stock and seven holders of our warrants. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Recent Sales of Unregistered Securities

None other than as previously reported in our Current Report on Form 8-K, filed with the SEC on December 13, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs, and expected performance. For additional discussion, see “Special Note Regarding Forward-Looking Statements” above. The forward-looking statements are dependent upon events, risks, and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Report, particularly in “Risk Factors.” We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments or otherwise, except to the extent that such disclosure is required by applicable law.

Overview

Solid Power is developing all-solid-state battery cell technology that replaces the liquid or gel polymer electrolyte used in conventional lithium-ion battery cells with a sulfide-based solid electrolyte. Our sole focus is on the development and commercialization of all-solid-state battery cells and solid electrolyte materials, which we are currently developing for the fast-growing battery-powered electric vehicle market.

Our All-Solid-State Platform is designed to meet the performance and cost demands from both consumers and automotive OEMs and outperform the best performing liquid or gel electrolyte-based lithium-ion technologies of today and tomorrow. We are developing our all-solid-state battery cell technology with the goal to improve, among other things, driving range, battery life, safety, and cost.

We are currently producing 0.2, 2, and 20 Ah Silicon EV Cells using established manufacturing processes on our pilot production line. We have partnered with industry leaders, such as Ford, BMW, and SK Innovation, to further refine and validate our all-solid-state cell designs and the sulfide-based solid electrolyte we manufacture at our headquarters in Louisville, Colorado.

Our business model – licensing our all-solid-state cell designs to top tier cell manufacturers and selling our electrolyte for solid-state cell development – allows for multiple revenue streams and distinguishes us from our competition. By not needing to construct capital intensive gigafactories, we believe we can be “capital light” compared to other development-stage battery companies that plan to produce their battery designs in-house. Please see “Business” above for a more thorough discussion of our business.

Solid Power, Inc. | 2021 Form 10-K | 47

The Business Combination

The business combination was accounted for as a reverse recapitalization, in accordance with GAAP. Under this method of accounting, DCRC was treated as the “acquired” company for financial reporting purposes. Accordingly, the business combination was treated as the equivalent of Legacy Solid Power issuing stock for the net assets of DCRC, accompanied by a recapitalization, whereby no goodwill or other intangible assets was recorded. Operations prior to the business combination are those of Legacy Solid Power. While DCRC was the legal acquirer, because Legacy Solid Power was deemed the accounting acquirer, the historical financial statements of Legacy Solid Power became the historical financial statements of the combined company upon the consummation of the business combination.

As a result of the business combination, we became a Nasdaq-listed company, which will require that we continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased audit, compliance, and legal fees.

Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of the business combination.

Key Factors Affecting Operating Results

We are a research and development-stage company, with the goal to reach commercialization of our all-solid-state battery cells and sulfide-based electrolyte by 2028. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” appearing in this Report, which are incorporated by reference.

Specifically, the success of our business is dependent upon our ability to successfully develop and commercialize our products, which will require significant capital and subject us to regulatory oversight. Prior to reaching commercialization, we must test and validate our products to ensure they meet the performance and safety requirements of our customers. We also will have to negotiate licensing and supply contracts with our customers on terms and conditions that are mutually acceptable. We also will need to scale production of our sulfide-based solid electrolyte material to satisfy anticipated demand. All of these factors will take time and affect our operating results, and, since many are difficult to quantify, our actual operating results may be different than we currently anticipate.

In addition to meeting our development goals on the expected timeline, future growth and demand for our products is highly dependent upon consumers adopting electric vehicles. The market for new energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. For more information, please see “Business” above.

As a development-stage company, we have not yet generated significant revenues through production of our electrolyte material or all-solid-state battery cell designs. Our revenue generated to date has primarily come from research and development performance on government contracts. We anticipate deploying substantial capital to expand our sulfide-based electrolyte production, to install our EV Line, and in connection with research and development programs. These expenditures are needed to further development of our products and overall business. We also expect to incur significantly more administrative expenses as a publicly traded company than we did previously. For additional information, see “Liquidity and Capital Resources,” and “Results of Operations.”

COVID-19

The COVID-19 pandemic has disrupted supply chains and affected production and sales across a range of industries. The long-term extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the virus, mutations in the virus, vaccine distribution and uptake and the impact on our customers, employees, and vendors. The ultimate outcome of these matters is uncertain and, accordingly, the impact on our financial condition or results of operations is also uncertain. While the COVID-19 pandemic has presented challenges to our business, including having to

Solid Power, Inc. | 2021 Form 10-K | 48

devote additional time to managing our supply chain, having personnel out sick, implementing social distancing measures, and requiring certain employees to work from home in order to reduce office density, to date, we have not materially altered any terms with our contractors, suppliers, customers, other business partners or financing sources as a result of the COVID-19 pandemic.

Basis of Presentation

We currently conduct our business through one operating segment. As a research and development company with no commercial operations, our activities to date have been limited and were conducted primarily in the United States. Our historical results are reported under GAAP and in U.S. dollars.

Results of Operations

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

The following table sets forth our historical operating results for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	Change	%
Revenue	$2,712	$2,103	$609	29%
Operating Expenses
Direct costs	3,073	1,670	1,403	84%
Research and development	17,102	9,594	7,508	78%
Marketing and sales	3,428	1,205	2,223	184%
General and administrative	5,655	1,227	4,428	361%
Total operating expenses	29,258	13,696	15,562	114%
Operating Loss	(26,546)	(11,593)	(14,953)	(129)%
Nonoperating Income (Expense)
Interest income	56	28	28	NM
Change in fair value of warrant liabilities	51,233	—	51,233
Interest expense	(394)	(361)	(33)	NM
Other expense	(3,602)	—	(3,602)
Loss from change in fair value of debt	—	(437)	437	NM
Loss from change in fair value of embedded derivative liability	(2,680)	(2,817)	137	NM
Gain on loan extinguishment	—	923	(923)	NM
Total nonoperating income (loss)	44,613	(2,664)	47,277	1775%

Pretax Income (Loss)	18,067	(14,257)	32,324	227%

Income tax (benefit) expense	(25)	118	(143)	NM

Net Income (Loss)	$18,092	$(14,375)	32,467	226%

Premium paid on repurchase of redeemable convertible preferred stock	(5,436)	—	(5,436)

Net Income (Loss) attributable to Common Stockholders	12,656	(14,375)	27,031	188%

NM = Not meaningful

The key factors driving our 2021 increase in operating loss were as follows:

•	Revenue – our overall revenue increased, however we saw an increase in revenue from governmental contracts and corresponding decrease to commercial revenues driven by the timing of program execution.

Solid Power, Inc. | 2021 Form 10-K | 49

•	Direct costs – our direct costs increased as a result of an increase in costs associated with government programs and a corresponding decrease in costs associated with commercial programs.
•

Research and development – our research and development costs increased primarily as a result of increased labor costs and material consumption as we expanded the development efforts of our all-solid-state battery cells and electrolyte material. We expect our development costs to increase significantly as we continue to accelerate both the pace and scope of our development efforts.

•	Marketing and sales – our marketing and sales costs increased as a result of increased labor costs, stock compensation expense, and an expansion of our sales and marketing efforts.
•

General and administrative – our general and administrative costs increased primarily as a result of professional service fees and labor costs as a result of our public company status. We expect our general and administrative costs to increase as a result of increased public company costs and requirements.

•

Nonoperating income –our nonoperating income increased as a result of the gain on fair value adjustment of warrant liabilities, loss from change in fair value of embedded derivative liability, and other expense related to the buyout and termination of a manufacturing rights agreement.

Liquidity and Capital Resources

Sources of Liquidity

Our sources of cash are primarily derived from the sale of equity, including the Series B Financing and the business combination, with a small portion coming from performance on government contracts and commercial revenues. As discussed further below, we expect our sources of liquidity and cash flows will be sufficient to fund ongoing operations, research and development efforts, and to meet our anticipated capital expenditure needs.

Short-Term Liquidity Requirements

As of the date of this Report, we have yet to generate material revenue from our principal business activities. As of December 31, 2021, we had $513 million of cash and cash equivalents, $76 million of marketable securities, and our current liabilities were $8.4 million, primarily comprised of accounts payable, accrued compensation, and other accrued liabilities.

We anticipate that our most significant capital expenditures in 2022 will relate to construction of our second production facility in Thornton, Colorado. The purpose of this facility is to scale production of our sulfide-based solid electrolyte to feed our EV Line. We expect to begin producing our sulfide-based solid electrolyte from this facility in the second half of 2022.

We also expect to invest significant capital in 2022 in connection with the installation of our EV Line at our Louisville, Colorado headquarters. The EV Line is designed to produce EV-scale all-solid-state battery cells as part of the automotive qualification process, which we expect to enter in late 2022. We expect the EV Line will be operational in the third quarter of 2022.

We anticipate our total combined capital and operational expenditures for 2022 will be between $150 million and $170 million.

Long-Term Liquidity Requirements

We believe that our cash on hand is sufficient to meet our operating cash needs (including expenditures for the increased pace and scope of development as well as increased public company costs), working capital and capital expenditure requirements for a period of at least the next 12 months and longer term until we generate adequate cash flows from licensing activities and/or electrolyte sales.

We may, however, need additional cash if there are material changes to our business conditions or other developments, including changes to our operating plan, unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other

Solid Power, Inc. | 2021 Form 10-K | 50

suppliers, supply chain challenges, disruptions due to the COVID-19 pandemic, competitive pressures, and regulatory developments. To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects. For more information about risks related to our business, please see “Risk Factors.”

In January 2022, we updated our investment policy to provide greater flexibility in investment options. We designed our revised investment policy primarily to maintain adequate liquidity to fund future operations, research and development, and anticipated capital expenditures, with a secondary goal to maximize yield on cash not required to be liquid for near term operations. To reduce the risk of economic, supply chain, and operational disruptions during the COVID-19 pandemic, we have allocated a sufficient portion of capital to serve as reserve cash.

Cash Flows

The following tables summarize our cash flows from operating, investing, and financing activities for the periods presented.

	Year Ended December 31,
($ in thousands)	2021	2020
Net cash (used in) operating activities	(25,440)	(9,995)
Net cash (used in) investing activities	(88,883)	(1,060)
Net cash provided by financing activities	622,796	5,395

Cash flows used in operating activities:

Cash used in operating activities increased by $15.4 million from 2020 to 2021. This increase in cash use was primarily attributable to our operating loss of $26.5 million in 2021, compared to operating loss of $11.6 million in 2020. The increase was primarily attributable to an increase in research and development costs as well as increased general and administrative expense due to increased headcount. We expect cash flows used in operating activities to continue to increase as we continue to accelerate both the pace and scope of our development efforts, and work to achieve commercialization of our products. We also anticipate increased expenditures for general and administrative functions in connection with our status as a public company.

Cash flows used in investing activities:

Cash used in investing activities increased by $88 million from 2020 to 2021. This increase is due to capital expenditures of $12.6 million and purchase of marketable securities of $76 million in 2021. Capital expenditures were primarily for custom manufacturing equipment in connection with our planned expansion of electrolyte production. We expect cash used in investing activities to increase in 2022 and 2023 as we build out our second production facility and install our EV Line. Each location will require investment in specialized equipment to facilitate the manufacturing process of sulfide-based solid electrolyte and our all-solid-state battery cells, respectively. We expect capital expenditures to increase as our production processes are scaled in the future, especially with respect to our sulfide-based solid electrolyte.

Cash flows provided by financing activities:

Through December 31, 2021, we have financed our operations through proceeds from a bank term loan, and the sales of convertible notes, redeemable convertible preferred stock, and the business combination. We retired the bank term loan in December 2021. Net cash provided by financing activities increased by $617.4 million from 2020 to 2021. This increase is attributable to net proceeds of $135.6 million from the Series B Financing, and net proceeds of $495.4 million from the business combination in 2021.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Solid Power, Inc. | 2021 Form 10-K | 51

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements included elsewhere or incorporated by reference in this Report. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We base our estimates on past experience, technical analysis and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.

Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective, or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our financial statements. We believe that the critical accounting policies listed below involve the most difficult management decisions because they require the use of significant estimates and assumptions as described above.

Stock-Based Compensation
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions

We record stock-based compensation expense according to the provisions of ASC Topic 718 – Stock Compensation. ASC Topic 718 requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The grant date fair value of Legacy Solid Power’s common stock was historically determined by its board of directors with the assistance of management and an independent valuation.

As of December 9, 2021, our common stock is publicly traded, and the fair value is based on the closing market price on the date grants are made.

Under the provisions of ASC Topic 718, we determine the appropriate fair value model to be used for valuing share-based issuances and the amortization method for recording compensation cost, which can be impacted by the following assumptions:

•       expected term

•       expected volatility

•       expected dividend yield

•       risk-free interest rate

If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of stock-based compensation expense reported.

Solid Power, Inc. | 2021 Form 10-K | 52

Common Stock Warrants
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions

Common stock warrants are classified as a liability, in accordance with ASC Topic 815, as they do not satisfy the criteria to be classified as equity based on the indexation criteria. Public and private warrants are recorded at their fair value at the date of issuance, and subsequently remeasured at each reporting period end. Any change in value is recognized through the consolidated statement of operations.

Valuation of private warrants requires that we make significant judgments and assumptions related to the fair value based on the valuation model. We consider the most significant assumption to be the estimated volatility of our common stock.

If we were to change our judgments or estimates used in valuation of private warrants, it could cause a material increase or decrease to expense realized from the change in fair value of public and private warrants, and to the underlying warrant liability.

Collaborative Revenue
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions

We recognize revenue from our research and development collaboration agreements representing joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements. The elements of the collaboration agreements in which both parties to the contract are active participants and to which both parties are exposed to significant risks and rewards that are dependent on the commercial success of the efforts under the contract are recorded as collaborative arrangements.

Our revenue recognition accounting methodology requires us to make significant estimates and assumptions, and to apply professional judgment.

Collaborative revenues from cost-based contracts are recognized based on costs incurred during each period plus any earned fee. Contract costs include all direct labor, subcontract costs, costs for materials and indirect costs related to the contract performance that are allowable under the provisions of the contract. Collaborative revenues from fee-based contracts are recognized based on costs incurred to meet contractually defined milestones and deliverables along with our assessment of achievement of those measurable deliverables under the contract.

If we were to change our judgments or estimates, it could cause a material increase or decrease in the amount of revenue or deferred revenue that we report in a particular period.

Solid Power, Inc. | 2021 Form 10-K | 53

Research and Development
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions

Our Company is in the research and development phase. Our product offering relies heavily on new technology currently undergoing development and does not yet meet standard specifications to be sold commercially. Therefore, all related costs are currently accounted for as part of research and development expense in the Consolidated Statement of Operations. The criteria established by the Company to determine when commercialization has been reached includes the length of time the units have been operational in the field and the level of performance at which those units operate. As we transition from the research and development phase and into a full commercial phase, all inventoriable costs will be capitalized. As of December 31, 2021, the criteria for commercialization have not yet been met.

	Research and development costs require us to make judgements regarding our progress toward commercialization. We routinely assess this progress to prepare for the change in cost treatment.	If we were to change our judgement regarding research and development costs or our progress toward commercialization, it could cause a material change in cost treatment.

Emerging Growth Company Status

We are an emerging growth company as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least through the end of the 2022 fiscal year and expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Recent Accounting Pronouncements

See Note 2 to our audited financial statements, which are incorporated by reference, for more information.

Solid Power, Inc. | 2021 Form 10-K | 54

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed, or anticipate in the future to be exposed, to a variety of market and other risks including credit risks, and foreign currency translation and transaction risks as well as risks relating to the availability of funding sources, hazard events and specific asset risks.

Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, accounts receivable, and marketable securities. Domestic cash deposits exceeded the Federal Deposit Insurance Corporation insurable limit at December 31, 2021 and December 31, 2020. We have not experienced any losses on our cash deposits to date.

Furthermore, for the year ended December 31, 2021, 87% of our revenues came from contracts with four customers, and for the year ended December 31, 2020, 81% of our revenues came from contracts with three customers. We are subject to non-payment or non-performance of these counterparties, and we generally do not require collateral from our customers. We evaluate the collectability of our accounts receivable and provide an allowance for potential credit losses as necessary. To date, we have not experienced any customer credit losses.

Solid Power, Inc. | 2021 Form 10-K | 55

Item 8. Financial Statements and Supplementary Data

Solid Power, Inc. | 2021 Form 10-K | 56

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Solid Power, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solid Power, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Denver, Colorado

March 23, 2022

Solid Power, Inc. | 2021 Form 10-K | 57

Solid Power, Inc. Financial Statements

(in thousands, except par value, share amounts, and per share amounts)

Consolidated Balance Sheets

	December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$513,447	$4,974
Marketable securities	75,885	—
Contract receivables	829	277
Prepaid expenses and other current assets	4,216	227
Total current assets	594,377	5,478
Property and Equipment – Net	22,082	8,481
Other Assets	602	—
Intangible Assets – Net	619	248
Total assets	$617,680	$14,207
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,326	$202
Current portion of long-term debt	120	1,235
Deferred revenue	500	38
Accrued and other current liabilities:
Accrued compensation	1,151	295
Accrued interest	—	13
Other accrued liabilities	2,269	61
Total current liabilities	8,366	1,844
Long-term Debt - Net of current portion	10	1,489
Warrant Liabilities	50,020	—
Convertible Notes Payable	—	3,612
Embedded Derivative Liability	—	2,817
Other Long-term Liabilities	393	321
Deferred Taxes	226	252
Total liabilities	$59,015	$10,335
Stockholders’ Equity
Common Stock, $0.0001 par value; 2,000,000,000 and 122,507,000 shares authorized; 167,557,988 and 69,885,084 shares issued and outstanding as of December 31, 2021 and 2020, respectively	17	7
Additional paid-in capital	568,183	31,492
Accumulated deficit	(9,535)	(27,627)
Total stockholders’ equity	558,665	3,872
Total liabilities and stockholders’ equity	$617,680	$14,207

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2021 Form 10-K | 58

Solid Power, Inc. Financial Statements

(in thousands, except par value, share amounts, and per share amounts)

Consolidated Statements of Operations

	For the Years Ended December 31,
	2021	2020
Revenue	$2,712	$2,103
Operating Expenses
Direct costs	3,073	1,670
Research and development	17,102	9,594
Marketing and sales	3,428	1,205
General and administrative	5,655	1,227
Total operating expenses	29,258	13,696
Operating Loss	(26,546)	(11,593)
Nonoperating Income (Expense)
Interest income	56	28
Change in fair value of warrant liabilities	51,233	—
Interest expense	(394)	(361)
Other expense	(3,602)	—
Loss from change in fair value of debt	—	(437)
Loss from change in fair value of embedded derivative liability	(2,680)	(2,817)
Gain on loan extinguishment	—	923
Total nonoperating income (Loss)	44,613	(2,664)
Pretax Income (Loss)	18,067	(14,257)
Income tax (benefit)/expense	(25)	118
Net Income (Loss)	$18,092	$(14,375)
Premium paid on repurchase of redeemable convertible preferred stock	(5,436)	—
Net Income (Loss) attributable to Common Stockholders	$12,656	$(14,375)
Basic earnings (loss) per share	0.13	(0.21)
Diluted earnings (loss) per share	0.11	(0.21)
Weighted average shares outstanding - basic	95,477,472	69,228,444
Weighted average shares outstanding - diluted	114,910,129	69,228,444

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2021 Form 10-K | 59

Solid Power, Inc. Financial Statements

(in thousands, except par value, share amounts, and per share amounts)

Consolidated Statements of Stockholders' Equity

		Common Stock
	Mezzanine			Additional	Accumulated	Total Stockholders'
	Equity	Shares	Amount	paid-in capital	deficit	Equity
Balance - December 31, 2019	$29,096	7,213,730	1	$—	$(16,197)	$(16,196)
Retroactive application of recapitalization	(29,096)	61,573,943	6	26,145	2,945	$29,096
Adjusted Balance Beginning of Period	$—	68,787,673	$7	$26,145	$(13,252)	$12,900
Net income (loss)	—	—	—	—	(14,375)	(14,375)
Bank warrant issuance	—	—	—	16	—	16
Beneficial Conversion feature on convertible debt	—	—	—	5,125	—	5,125
Stock options exercised	—	1,097,370	—	24	—	24
Stock-based compensation expense	—	—	—	182	—	182
Balance - December 31, 2020	$—	69,885,043	$7	$31,492	$(27,627)	$3,872
Net income (loss)	—	—	—	—	18,092	18,092
Business Combination, net of redemptions and transaction costs of $47,888	—	63,039,829	6	394,587	—	394,593
Beneficial Conversion feature on convertible debt	—	—	—	4,875	—	4,875
Redemption of Series A-1 redeemable preferred stock*-	—	(1,065,432)	—	(6,041)	—	(6,041)
Issuance of Series B redeemable preferred stock net of issuance costs of $4,511 and settlement of associated convertible preferred stock liability*	—	27,930,997	3	140,436	—	140,439
Warrants exercised	—	6,606,621	1	14	—	15
Stock options exercised	—	1,160,930	—	106	—	106
Stock-based compensation expense	—	—	—	2,714	—	2,714
Balance - December 31, 2021	$—	167,557,988	$17	$568,183	$(9,535)	$558,665

*Legacy Solid Power preferred stock transactions converted to common with recast at Business Combination.

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2021 Form 10-K | 60

Solid Power, Inc. Financial Statements

(in thousands, except par value, share amounts, and per share amounts)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$18,092	$(14,375)
Adjustments to reconcile net income (loss) to net cash and cash equivalents from operating activities:
Depreciation and amortization	2,360	2,067
Loss on sale of property and equipment	11	7
(Gain) on extinguishment of debt	—	(923)
Stock compensation expense	2,714	182
Stock warrant issue	—	16
Deferred taxes	(25)	118
Warrant liabilities	(51,233)	—
Accrued interest on convertible notes payable to be paid in kind	—	165
Non-cash interest expense on convertible notes payable	263	437
Loss from change in fair value of embedded derivative liability	2,680	2,817
Changes in operating assets and liabilities that provided (used) cash and cash equivalents:
Contract receivables	(552)	(248)
Due from related party	—	244
Prepaid expenses and other current assets	(3,865)	23
Accounts payable	778	(120)
Deferred revenue	462	(421)
Accrued and other liabilities	2,801	77
Deferred rent	74	(61)
Net cash and cash equivalents used by operating activities	(25,440)	(9,995)
Cash Flows from Investing Activities
Purchases of property and equipment	(12,617)	(1,020)
Purchase of marketable securities	(75,885)	—
Purchases of intangible assets	(381)	(40)
Net cash and cash equivalents used by investing activities	(88,883)	(1,060)
Cash Flows from Financing Activities
Proceeds from debt	960	923
Proceeds from issuance of Series B preferred stock	135,579	—
Preferred Stock Issuance Costs	(4,511)	—
Payments of debt	(3,557)	(676)
Proceeds from issuance of convertible note payable	4,875	5,125
Proceeds from exercise of Common Stock options	106	23
Proceeds from exercise of Common Stock warrants	15	—
Business Combination, net of transaction costs	495,370	—
Redemption of preferred stock	(6,041)	—
Net cash and cash equivalents provided by financing activities	622,796	5,395
Net Increase (Decrease) in Cash and Cash Equivalents	508,473	(5,660)
Cash and Cash Equivalents - Beginning of year	4,974	10,634

Cash and Cash Equivalents - End of year	513,447	4,974
Supplemental Cash Flow Information - Cash paid for interest	$144	$351
Supplemental Cash Flow Information – (Gain) on extinguishment of PPP loan	$—	$(923)
Supplemental Cash Flow Information – Net Assets acquired in Business Combination	$(100,697)	$—

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2021 Form 10-K | 61

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Note 1 – Nature of Business

Solid Power, Inc. (the “Company”), headquartered in Louisville, Colorado, is developing all-solid-state battery cell technology primarily for the electric vehicle market. The Company's planned business model is to license its all-solid-state battery cell designs and manufacturing know-how to top tier battery manufacturers or automotive original equipment manufacturers and to sell its sulfide-based solid electrolyte for incorporation into all-solid-state battery cells. As of December 31, 2021, and 2020, the Company has not derived material revenue from its principal business activities.

On December 8, 2021 (the “Closing Date”), the Company (f/k/a Decarbonization Plus Acquisition Corporation III (“DCRC”)) consummated its previously announced business combination pursuant to the Business Combination Agreement and Plan of Reorganization, dated June 15, 2021 (as amended, the “Business Combination Agreement”), among the Company, DCRC Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of DCRC (“Merger Sub”), and Solid Power Operating, Inc., a Colorado corporation (f/k/a Solid Power, Inc., “Legacy Solid Power”). Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into Legacy Solid Power, with Legacy Solid Power surviving the merger as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). See Notes 2 and 3.

Note 2 – Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements of the Company have been prepared on the basis of generally accepted accounting principles in the United States (“GAAP”). The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements. Actual results could differ from those estimates. All amounts presented in the footnotes are in thousands, except share and per share amounts.

Pursuant to the Business Combination Agreement, the merger between Merger Sub and Legacy Solid Power was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, DCRC was treated as the “acquired” company and Legacy Solid Power is treated as the acquirer for financial reporting purposes.

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy Solid Power issuing stock for the net assets of DCRC, accompanied by a recapitalization. The net assets of DCRC are stated at historical cost, with no goodwill or other intangible assets recorded.

The consolidated assets, liabilities, and results of operations prior to the Reverse Recapitalization are those of Legacy Solid Power. The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on the Exchange Ratio (defined below).

The Consolidated Financial Statements include accounts of the Company and its wholly owned subsidiary, Solid Power Operating, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern.

Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented as a single entity for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Solid Power, Inc. | 2021 Form 10-K | 62

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to the valuation of common stock prior to the Business Combination, valuation of stock warrants, and useful lives of long-term assets, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and periodically throughout the year, the Company's cash accounts exceeded federally insured limits.

Marketable Securities

The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. From time to time, the Company may sell certain securities, but the objectives are generally not to generate profits on short-term differences in price.

These securities are carried at estimated fair value with unrealized holding gains and losses included in other comprehensive loss in stockholders’ deficit until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

Contract Receivables

Contract receivables consist of amounts due from government entities and commercial contractors. Included within contract receivables are amounts for work performed but not billed of $310 and $224 as of December 31, 2021 and 2020, respectively. Management considers all contract receivables collectible, and therefore, an allowance for doubtful accounts has not been recorded at December 31, 2021 and 2020.

Credit Risk and Major Customers

The Company grants credit in the normal course of business to government entities and commercial contractors in the United States. The Company periodically performs credit analyses and monitors the financial condition of its customers to reduce credit risk. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support contract receivables.

During the year ended December 31, 2021, four customers accounted for 87% percent of total revenue. Two customers accounted for 58% of total contract receivables at December 31, 2021.

During the year ended December 31, 2020, three customers accounted for 81% percent of total revenue. One customer accounted for 18% percent of total contract receivables at December 31, 2020.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of security deposits, prepaid Directors and Officers insurance and other minor miscellaneous expenses paid in advance.

Solid Power, Inc. | 2021 Form 10-K | 63

Property and Equipment

Property and equipment are recorded at cost. The Company capitalizes property and equipment with useful lives exceeding one year. Assets are depreciated over their estimated useful lives. The straight-line method is used for computing depreciation and amortization. Depreciation and amortization expenses are recorded within the Direct costs and Research and development line items in the Consolidated Statements of Operations. Cost of maintenance and repairs are charged to expense when incurred. Construction in progress related to specialized equipment will be reclassified as Property and equipment and depreciated, once placed in service.

Depreciable Life - Years
Commercial production equipment	5 years
Laboratory equipment	5 years
Furniture and fixtures	5-7 years
Computer equipment	3-5 years
Leasehold improvements	Lesser of asset life or lease term

Intangible Assets

Intangible assets consist of licenses and costs incurred for pending patents and pending trademarks. Licenses consist of rights to use patents and are amortized over their estimated useful life of 3 to 20 years. Patent and trademark costs are amortized over an estimated useful life upon award by the United States Patent and Trademark Office or expensed if the Company is unsuccessful in securing an issued patent. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment if events or circumstances indicate an impairment may have occurred at least annually.

Deferred Rent

The Company has entered into operating lease agreements for its corporate office and production facility, which contain provisions for future rent increases or periods in which rent payments are reduced. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected in Other Long-term Liabilities in the accompanying Consolidated Balance Sheets. Deferred rent also includes the unamortized portion of landlord-financed tenant improvement allowances, which are amortized on a straight-line basis over the lease term as a reduction in rent expense.

Stock-based Compensation

The Company recognizes expenses for employee services received in exchange for stock-based compensation based on the grant date fair value of the awards. The determination of the estimated fair value of stock-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by the Company’s stock price, as well as assumptions regarding risk-free rate, dividend yield, and the historical volatility of comparable entities. Stock-based compensation is recorded as an expense only for those awards that are expected to vest. Compensation cost is recognized on a straight-line basis over the requisite vesting service period and is allocated ratably within Operating Expenses in the Consolidated Statements of Operations.

Revenue

The Company records the elements of its joint development agreements that represent joint operating activities in accordance with Accounting Standards Codification (ASC) Topic 808, Collaborative Arrangements. Accordingly, the elements of the joint development agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its partners and the transactions between the Company and third parties. Generally, the classification of transactions under the joint development agreements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. The Company recognizes collaborative revenue from cost contracts on the basis of costs incurred during the period and cost plus

Solid Power, Inc. | 2021 Form 10-K | 64

fixed-fee contracts on the basis of costs incurred during the period plus the fee earned. Contract costs include all direct labor, subcontract, material, and indirect costs related to the contract performance that are allowable under contract provisions.

Unbilled receivables are included in contract receivables and represent revenue recognized for which billings have not yet been presented to customers. Deferred revenue represents billings in advance of revenue recognized. Deferred revenue as of December 31, 2021 and 2020 was $500 and $38, respectively.

Beneficial Conversion Feature and Embedded Derivatives

The beneficial conversion feature (the “BCF”) of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. For convertible debt where the rate of conversion is below market value, the Company records a BCF and related debt discount. When Legacy Solid Power recorded a BCF, the intrinsic value of the BCF was recorded in equity to Additional paid-in capital and the difference between the debt proceeds and the BCF was a debt discount against the face amount of the respective debt instrument and amortized to interest expense over the life of the debt. A separate embedded derivative was recognized as a derivative liability that was subsequently adjusted to fair value at each Consolidated Balance Sheet date.

Embedded derivatives that are required to be bifurcated from the underlying debt instrument (i.e., host) are accounted for and valued as separate financial instruments. Legacy Solid Power evaluated the terms and features of its 2020 convertible promissory notes (as defined below) and identified embedded derivatives requiring bifurcation and accounting at fair value, using the valuation techniques mentioned in the Fair Value Measurements section of this Note, because the economic and contractual characteristics of the embedded derivatives met the criteria for bifurcation and separate accounting due to the instruments containing mandatory redemption features that were not clearly and closely related to the debt host instrument.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. Warrants recorded as equity are recorded at their relative fair value determined at the issuance date and remeasurement is not required. Warrants recorded as liabilities are recorded at their fair value, within Warrant Liabilities on the Consolidated Balance Sheets and are remeasured on each reporting date with changes recorded in Change in fair value of warrant liabilities on the Company's Consolidated Statements of Operations.

Fair Value Measurements

The Company applies fair value accounting for selected financial assets and liabilities measured on a recurring and nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The accounting guidance ASC Topic 820 Fair Value Measurement established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, used to determine the fair value of its financial instruments. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Level 1 – inputs include quoted market prices in an active market for identical assets or liabilities.

Level 2 – inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.

Level 3 – inputs are unobservable and corroborated by little or no market data.

See Note 8- Fair Value Measurement for information about the assumptions that the Company used to measure the fair value for the respective financial assets and liabilities.

Solid Power, Inc. | 2021 Form 10-K | 65

Research and development

Research and development expenditures of approximately $17,102 and $9,594 in 2021 and 2020, respectively, were charged to expense as incurred.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the Consolidated Financial Statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. The Company records deferred tax assets and associated valuation allowances, when appropriate, to reflect amounts more likely than not to be realized based upon Company analysis. Please refer to Note 17 – Income Taxes for additional disclosure. The Company's temporary differences result primarily from accruals and reserves, depreciation of property and equipment, stock compensation, deferred rent, and net operating loss (NOL) carryovers.

The Company accounts for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the Consolidated Financial Statements from such a position based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. After evaluating the tax positions taken, none are considered to be uncertain as of December 31, 2021 and 2020. Interest and penalties associated with tax positions are recorded in the period assessed as General and administrative on the Consolidated Statement of Operations. No interest or penalties have been assessed during the years ended December 31, 2021 and 2020.

Net Earnings (Loss) per Share of Common Stock

Basic net earnings (loss) per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options and warrants. As the Company has reported net income in 2021, diluted earnings per share reflects any dilutive effect of stock options and warrants but as the Company reported a net loss in 2020, all potentially dilutive securities including options and warrants, are antidilutive and accordingly, basic net loss per share equals diluted loss per share.

Mezzanine Equity

In accordance with ASC 480, Legacy Solid Power’s Series A-1 Preferred Stock and Series B Preferred Stock (collectively, “Preferred Stock”) prior to the Business Combination were classified as mezzanine equity as the Preferred Stock included redemption features that were not solely within control of Legacy Solid Power.

Immediately prior to the consummation of the Business Combination, 14,069,187 shares of Legacy Solid Power Series A-1 Preferred Stock and 8,777,812 shares of Legacy Solid Power Series B Preferred Stock, which represented all of the then-outstanding shares of Preferred Stock, converted to Legacy Solid Power common stock on a one-to-one basis. At the Closing (as defined below), such shares of Legacy Solid Power common stock were exchanged for shares of Solid Power Common Stock based on the Exchange Ratio.

Upcoming Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), followed by other related ASUs that provided targeted improvements and additional practical expedient options (collectively “ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the Consolidated Balance Sheet for all leases. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Consolidated Statements of Operations.

Solid Power, Inc. | 2021 Form 10-K | 66

ASU 2016-02 was effective for fiscal years beginning after December 15, 2021. The standard is effective for the Company on January 1, 2022. The Company expects that this standard will have a material effect on its Consolidated Financial Statements. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its Consolidated Balance Sheet for its office and equipment operating leases; and (2) the requirement to provide significant new disclosures about its leasing activities. On adoption, the Company currently expects to recognize additional operating liabilities, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. As the Company completed the Business Combination in late 2021, ASU 2016-13 will be effective for the Company starting fiscal years beginning January 1, 2022. The Company is currently assessing the impact of ASU 2016-13 on its Consolidated Financial Statements. The impact to the Company is expected to be immaterial.

Income taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which aims to reduce complexity in accounting standards by improving certain areas of U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) without compromising information provided to users of financial statements. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. As the Company completed the Business Combination in late 2021, ASU 2016-13 will be effective for the Company starting fiscal years beginning January 1, 2022. Early adoption is permitted. The Company is currently evaluating the impact, if any, that the updated standard will have on the consolidated financial statements.

Note 3 – Business Combination

Legacy Solid Power was deemed the accounting acquirer in the Business Combination based on the analysis of the criteria outlined in ASC 805. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Solid Power issuing stock for the net assets of DCRC, accompanied by a recapitalization. The net assets of DCRC are stated at historical cost, with no goodwill or other intangible assets recorded.

Because Legacy Solid Power was deemed the accounting acquirer, the historical Consolidated Financial Statements of Legacy Solid Power became the historical Consolidated Financial Statements of the combined company. As a result, the Consolidated Financial Statements included in this report reflect (i) the historical operating results of Legacy Solid Power prior to the Business Combination; (ii) the combined results of the Company and Legacy Solid Power following the closing of the Business Combination (“Closing”); (iii) the assets and liabilities of Legacy Solid Power at their historical cost; and (iv) the Company’s equity structure for all periods presented as discussed below.

In accordance with guidance applicable to the Business Combination, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's Common Stock, $0.0001 par value per share issued to Legacy Solid Power’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Solid Power redeemable convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the Exchange Ratio. Activity within the Consolidated Statements of Stockholders' Equity for the issuances and repurchases of Legacy Solid Power's redeemable convertible preferred stock were also retroactively converted to Legacy Solid Power common stock.

In connection with the Closing, and subject to the terms and conditions of the Business Combination Agreement, each outstanding share of Legacy Solid Power’s common stock (including shares of Legacy Solid Power common stock issued upon the conversion of each share of Legacy Solid Power’s Preferred Stock immediately prior to the Closing) was canceled and converted into the right to receive the number of shares of the Company’s Common Stock (as defined below) based on an Exchange Ratio equal to approximately 3.182 (the “Exchange Ratio”), and each outstanding Legacy Solid Power option issued under Legacy Solid Power’s

Solid Power, Inc. | 2021 Form 10-K | 67

2014 Equity Incentive Plan (the “2014 Plan”) was converted into a Company option based on the Exchange Ratio applicable to shares of Legacy Solid Power common stock, each in accordance with the terms of the Business Combination Agreement. At the Closing, the Company issued an aggregate of 104,518,159 shares of Common Stock to the equity-holders of Legacy Solid Power and the Legacy Solid Power option-holders’ held options in the Company to receive an aggregate 34,407,949 shares of Common Stock, subject to payment of the applicable exercise price and, in certain circumstances, vesting obligations.

Furthermore, in connection with the Business Combination, (i) all shares of DCRC’s Class A common stock prior to the Business Combination were re-designated as “Common Stock, par value $0.0001 per share” of the Company (“Common Stock”) and (ii) all 39,829 shares of DCRC’s Class B common stock were converted, on a one-for-one basis, into an equivalent number of shares of the Company’s Common Stock. On the Closing Date, a number of purchasers, purchased from DCRC an aggregate of 19,500,000 shares of the Company’s Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $195,000 (the “PIPE Financing”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into on June 15, 2021 or October 27, 2021.

Prior to the Closing, DCRC had $1,500 outstanding under working capital loans from Decarbonization Plus Acquisition Sponsor III LLC (the “Sponsor”), which, in connection with the Closing, the Sponsor elected to convert into warrants to purchase 1,000,000 shares of Common Stock at a price of $1.50 per share, which are included in the 7,666,667 Private Placement Warrants (as defined below).

The following table reconciles the elements of the Business Combination to the Consolidated Statements of Cash Flows and the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2021:

Business Combination
Cash – DCRC trust and cash, net of redemptions	$347,914
Cash – PIPE Financing	195,000
Cash – Sponsor Funds	264
Non-cash net assets acquired from DCRC	(100,697)
Less: transaction costs and advisory fees for Legacy Solid Power allocated to equity	(5,991)
Less: transaction costs and advisory fees for DCRC	(41,897)
Net Business Combination	$394,593
Add: non-cash net assets acquired from DCRC	100,697
Add: accrued transaction costs and advisory fees	80
Net cash contributions from Business Combination	$495,370

Non-cash net assets acquired from DCRC include the fair value of acquired Common Stock warrants of ($101,253).

The following table sets forth the number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Number of Shares
DCRC Class A common stock outstanding prior to Business Combination	43,710,000
DCRC Class B common stock outstanding prior to Business Combination	40,000
Less: redemption of DCRC Class A common stock	(210,171)
Shares of Common Stock issued in PIPE Financing	19,500,000
Shares of Common Stock issued to Legacy Solid Power shareholders	104,518,159
Total shares of Common Stock outstanding immediately after Business Combination	167,557,988

Solid Power, Inc. | 2021 Form 10-K | 68

Note 4 – Property and Equipment

Property and equipment are summarized as follows:

	2021	2020
Commercial production equipment	$9,139	$6,198
Laboratory equipment	1,316	1,306
Leasehold improvements	4,674	4,662
Computer equipment	416	181
Furniture and fixtures	321	168
Construction in progress	12,684	111
Total cost	28,550	12,626
Accumulated depreciation	(6,468)	(4,145)
Net property and equipment	$22,082	$8,481

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2021 and 2020 was $2,351 and $2,066, respectively. Depreciation and amortization expenses are allocated ratably across operating expenses on the accompanying Consolidated Statements of Operations. Depreciation expenses for dedicated laboratory equipment and commercial production equipment are charged to Research and development; other depreciation and amortization expenses are included in the Company’s overhead and are allocated across operating expenses on the accompanying Consolidated Statements of Operations based on Company personnel costs incurred.

The Company is expanding its cell production capabilities through the construction of a second dry room and installation of a second cell-production line, which is expected to be able to produce larger format all-solid-state battery cells as part of the automotive qualification process. The Company expects to complete this construction in 2022. Construction in progress related to these efforts was $6,875 and $111 as of December 31, 2021 and December 31, 2020, respectively.

The Company is expanding its sulfide-based solid electrolyte production at a second location. Scaling this production will allow it to produce larger quantities of electrolyte material required to feed the cell-production line and continue research and development efforts. The Company expects to complete construction in late 2022. Construction in progress related to these efforts was $943 as of December 31, 2021.

As of December 31, 2021, Construction in progress also contains $4,866 related to progress payments made to vendors for customized equipment, in connection with the expansions described above, that will be recorded as Property and Equipment upon being received and placed in service.

Note 5 – Intangible Assets

Intangible assets of the Company on December 31, 2021 and 2020 are summarized as follows:

	2021		2020
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(42)	$147	$(33)
Patents pending	503	—	125	—
Trademarks	9	—	9	—
Trademarks pending	—	—	—	—
Total amortized intangible assets	$661	$(42)	$281	$(33)

Amortization expense for intangible assets totaled $9 for the years ended December 31, 2021 and 2020. Useful lives of intangible assets range from 3 to 20 years.

Solid Power, Inc. | 2021 Form 10-K | 69

Note 6 – Long-term Debt

Long-term debt at December 31 is as follows:

	2021	2020
Various equipment notes payable to banks in monthly installments ranging from $1 to $2, including interest at 6.255 percent to 12.18 percent maturing from April 2022 through December 2022. The notes are collateralized by the financed equipment and guaranteed by a stockholder of the Company.	$130	$270
Note payable to a bank in monthly installments beginning on January 1, 2020 of $91, plus interest at the greater of 6.00 percent per annum or the prime rate plus 1.00 percent through December 7, 2021, the date the note was settled.	—	2,454
Total	130	2,724
Less current portion	120	1,235
Long-term portion	$10	$1,489

The balance of the above debt matures as follows:

Years Ending	Amount
2022	120
2023	8
2024	2
Total	$130

Note Payable

On December 7, 2021, prior to the Business Combination, the Company used available cash to pay off the outstanding balance and remaining fees of a note payable to a commercial bank. The Company was subject to certain restrictive covenants as of the years ended December 31, 2020 and remaining reporting periods in 2021 under the terms of the note payable. The note payable contained customary representations, warrants and covenants. As of December 31, 2020, the note payable required the Company to maintain an adjusted quick ratio at the last day of each month of not less than 1.25. The adjusted quick ratio was defined as cash plus net accounts receivable divided by current liabilities net of deferred revenue. The note payable financial covenants required the Company to maintain $1,750 in unrestricted and unencumbered cash in accounts with the bank beginning December 31, 2020 through the remaining term of the note payable. The Company was in compliance with all financial covenants as of December 31, 2020, and each subsequent reporting date through the loan payoff on December 7, 2021.

Interest expense on long-term debt for 2021 and 2020 was $131 and $196, respectively.

Note 7 – Convertible Notes Payable

2020 Convertible Promissory Notes

On December 10, 2020 and December 18, 2020, the Company issued unsecured convertible promissory notes to investors in the total principal amount of $5,125, and on February 4, 2021, and March 1, 2021, the Company issued additional unsecured convertible promissory notes to investors in the total principal amount of $4,875, as part of a single financing (collectively, the “2020 Notes"). The 2020 Notes accrued interest at eight percent per annum. The 2020 Notes were converted into 1,007,965 shares of Legacy Solid Power Series B Preferred Stock on May 5, 2021, in conjunction with the closing of the Legacy Solid Power Series B Preferred Stock (“Series B Financing”). The outstanding balance on the 2020 Notes, including accrued interest, was $10,228 when the 2020 Notes were converted to Legacy Solid Power Series B Preferred Stock. Interest expense for 2021 and 2020 was $210 and $15, respectively, for the 2020 Notes. The principal of the 2020 Notes was included in Additional paid-in capital and the fair value of the embedded derivative was recorded as a liability on the Legacy Solid Power’s Consolidated Balance Sheet. The fair value of the embedded derivative was $5,497. This balance was transferred, along with the accrued interest, to mezzanine equity upon conversion of the 2020 Notes to Series B Preferred Stock in conjunction with the Series B Financing.

Solid Power, Inc. | 2021 Form 10-K | 70

2020 Convertible Promissory Notes Embedded Derivative

The 2020 Notes contained the following embedded derivatives: (i) a share settled redemption upon Qualified Financing; (ii) share settled redemption upon De-SPAC and; (iii) share settled redemption at maturity.

Embedded derivatives are separated from the host contract and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that certain embedded derivatives within the 2020 Notes meet these criteria and, as such, must be valued separate and apart from the 2020 convertible promissory notes as one embedded derivative and recorded at fair value each reporting period.

See Note 8 -Fair Value Measurement for information about the assumptions that the Company used to measure the fair value of the embedded derivative.

2019 Convertible Promissory Notes

On December 4, 2019, the Company issued an unsecured convertible promissory note to an investor in the principal amount of $3,000 (the "2019 Note," and together with the 2020 Notes, the "Convertible Promissory Notes"). The 2019 Note accrued interest at 5 percent per annum. The 2019 Note converted into 254,899 shares of Legacy Solid Power Series B Preferred Stock, in conjunction with the Series B Financing. Upon this conversion, the 2019 Note converted to Series B Preferred Stock at a 30 percent discount. See Note 8 – Fair Value Measurement for information about the assumptions that the Company used to measure the fair value of the 2019 Note. At December 31, 2020, the outstanding balance on the 2019 Note was $3,612. For the years ended December 31, 2021 and 2020, interest expense of $53 and $150 was incurred related to the 2019 Note, respectively.

For all debt instruments, including any for which the Company has elected fair value accounting, the Company classifies interest that has been accrued during each period as Interest expense on the Consolidated Statements of Operations.

Note 8 – Fair Value Measurements

The Company considers all highly liquid instruments with original maturities of less than 90 days to be cash equivalents. As of December 31, 2021, there were no long term marketable securities.

The carrying amounts of certain financial instruments, such as cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

The fair value of debt instruments for which the Company has not elected fair value accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. The book values of the Company's long-term debt approximate fair value because interest rates charged are similar to other financial instruments with similar terms and maturities and the rates vary in accordance with a market index. Most of the Company’s debt is carried on the Consolidated Balance Sheets on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting. Changes to the inputs used in these valuation models can have a significant impact on the estimated fair value of the Convertible Promissory Notes and the Company’s embedded derivatives.

Solid Power, Inc. | 2021 Form 10-K | 71

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As discussed in Note 7, all Convertible Promissory Notes were converted to Legacy Solid Power Series B Preferred Stock in May 2021. As of December 31, 2021 and 2020, the Company’s financial liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	2021
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$33,275	$—	$—	$33,275
Corporate Bonds	$39,593	$—	$—	$39,593
Government Bonds	$3,017	$—	$—	$3,017
Liabilities
Public Warrants	$26,483	$—	$—	$26,483
Private Warrants	$—	$23,537	$—	$23,537

	2020
	Level 1	Level 2	Level 3	Total
Liabilities
2020 Convertible Promissory Notes Embedded Derivative	$—	$—	$2,817	$2,817
2019 Convertible Promissory Notes	$—	$—	$3,612	$3,612

The fair value of the Company's marketable securities as of December 31, 2021 approximated original purchase price, as a result the Company deemed the fair value adjustment immaterial for reporting purposes. The Company had no marketable securities at December 31, 2020.

There were no transfers in and out of Level 3 fair value hierarchy during the years ended December 31, 2021 and 2020.

Fair Value Methodology

2020 Notes Embedded Derivative

The fair value of the 2020 Notes was estimated using the present value of probability weighted scenario analysis, considering the as-converted value and the downside protection. The embedded derivative is valued using a “with-and-without method,” where the value of the 2020 Notes, including the embedded derivative, is defined as the “with”, and the value of the 2020 Notes, excluding the embedded derivative, is defined as the “without.” This method estimates the value of the embedded derivative by comparing the difference in the values between the 2020 Notes with the embedded derivative and the value of the 2020 Notes, without the embedded derivative. The probability weighted scenario analysis requires the following inputs: (i) probability of qualified financing, maturity, and other contingent scenarios; (ii) equity value; (iii) conversion price; (iv) maturity date; (v) risk-free interest rate; and (vi) estimated volatility. The changes during the twelve months ended December 31, 2021 in the fair values of the embedded derivatives are primarily related to the change in the value of the conversion features and are reflected in the Consolidated Statements of Operations as “Loss from change in fair value of embedded derivative liability.”

Fair Value of Debt - 2019 Note

The 2019 Note was converted to Legacy Solid Power Series B Preferred Stock in May 2021. At December 31, 2020, the contractual outstanding principal of the 2019 Note was $3,000, and the fair value was $3,612. The fair value was estimated using the present value of probability weighted scenario analysis, considering the as-converted value and the downside protection. The probability weighted scenario analysis requires the following inputs: (i) probability of qualified financing, maturity and other contingent scenarios; (ii) equity value; (iii) conversion price; (iv) maturity date; (v) risk-free interest rate; and (vi) estimated volatility.

Solid Power, Inc. | 2021 Form 10-K | 72

Fair Value of Other Financial Instruments

The following table provides the estimated fair value of ﬁnancial instruments that are not recorded at fair value in the Consolidated Balance Sheets:

	December 31, 2020
	Principal Amount	Fair Value
APIC:
2020 Convertible Promissory Notes	$5,125	$7,424

The fair value of the 2020 Notes at December 31,2020 was estimated using the present value of probability weighted scenario analysis, considering the as-converted value and the downside protection and is classiﬁed as Level 3 in the fair value hierarchy.

Fair Value of Stock

Warrants

The fair value of the Private Placement Warrants (defined below) have been estimated using a Black-Scholes model as of the Closing Date and subsequently as of the December 31, 2021 Consolidated Balance Sheet date. The fair value of the Public Warrants (defined below) has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 input. The estimated fair value of the Private Placement Warrants is determined using Level 2 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company's Public Warrants and from historical volatility of select peer company's common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. Refer to Note 9 for additional details on the Company's warrant liabilities.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates:

	December 8, 2021	December 31, 2021
Exercise Price	$11.50	$11.50
Stock Price	$13.01	$8.74
Volatility	48.4%	48.9%
Term	5	4.94
Risk-free rate	1.26%	1.24%

The following table provides a reconciliation of the Private Placement Warrants measured at fair value using Level 2 significant unobservable inputs (in thousands):

2021
December 8, 2021	$6.07
Change in fair value	$(3.00)
December 31, 2021	$3.07

Note 9 – Common Stock Warrant Liabilities

At the Closing, the Company had outstanding 11,666,636 publicly traded warrants (“Public Warrants”) and 7,666,667 private placement warrants (the “Private Placement Warrants”). Each whole warrant (the Public Warrants and Private Placement Warrants, collectively, the “Warrants”) entitles the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject

Solid Power, Inc. | 2021 Form 10-K | 73

to adjustment as described herein. Only whole Warrants are exercisable. The Warrants became exercisable on January 7, 2022 and will expire on December 8, 2026 or earlier upon redemption or liquidation.

The Company may redeem the outstanding Warrants for cash (except as described herein with respect to the Private Placement Warrants) in whole and not in part, at a price of $0.01 per Warrant, upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and if, and only if, the last sale price of the Company’s Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

None of the Private Placement Warrants will be redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The Company may redeem the outstanding Warrants (described as a Make-Whole Exercise) (except as described above with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.10 per Warrant, provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares of Common Stock determined in part by the redemption date and the “fair market value” of the Common Stock except as otherwise below;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last sale price of the Company’s Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) on the trading day prior to the date on which we send the notice of redemption to the warrant holders; and
●	if the last sale price of the Company’s Common Stock on the trading day prior to the date on which the Company send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Warrants, as described above.

The “fair market value” of the Company’s Common Stock means the average reported last sale price of the Company’s Common Stock for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of Warrants. The Company classifies the outstanding Public Warrants and Private Placement Warrants as Warrant Liabilities on the Consolidated Balance Sheet in accordance with the guidance contained in ASC 815-40.

The Warrant Liabilities were initially measured at fair value upon Closing of the Business Combination for $101,253 and subsequently re-measured at December 31, 2021 for $50,020. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $51,233 during the period from December 8, 2021 (the Closing) to December 31, 2021.

Note 10 – Mezzanine Equity

Immediately prior to the Closing and as of December 31, 2020, Legacy Solid Power had 14,069,187 and 14,404,018 shares of Series A-1 Preferred Stock Shares outstanding. Immediately prior to the Closing, Legacy Solid Power had 8,777,812 shares of Series B Preferred Stock outstanding. Legacy Solid Power issued the Series B Preferred Stock in May 2021 in exchange for $135,579 of cash and the conversion of the Convertible Promissory Notes as discussed in Note 7. See Note 11 for a discussion of warrants issued with the Legacy Solid Power Series B Preferred Stock.

Solid Power, Inc. | 2021 Form 10-K | 74

Prior to the Business Combination, the Preferred Stock had a redemption feature, at the option of the holders of a majority of the outstanding Preferred Stock, any time after April 30, 2031. The Preferred Stock was redeemable for the greater of its original issue price, plus all declared but unpaid dividends thereon, or fair value. Since the Preferred Stock had redemption provisions that were not solely within control of Legacy Solid Power, the Preferred Stock was classified prior to the Business Combination as mezzanine equity on Legacy Solid Power’s Consolidated Balance Sheets. The amount recognized was the greater of the redemption value or fair value.

Immediately prior to the Business Combination, 14,069,187 shares of Legacy Solid Power Series A-1 Preferred Stock and 8,777,812 shares of Legacy Solid Power Series B Preferred Stock were converted into shares of Legacy Solid Power common stock on a one-to-one basis. At the Closing, those shares of Legacy Solid Power common stock were exchanged for Common Stock in accordance with the Exchange Ratio.

Note 11 – Stockholders’ Equity

Common Stock

During the years ended December 31, 2021 and 2020, stock options were exercised for 1,160,930 and 1,097,370 shares of Common Stock, respectively.

Legacy Solid Power Warrants

During 2015, Legacy Solid Power issued warrants to a third party in conjunction with a licensing agreement to purchase 276,000 shares of Legacy Solid Power common stock at an exercise price of $0.00001088 per share. Management determined that equity classification is appropriate for these warrants. Legacy Solid Power recognized expense totaling $18 on the date of the grant that has been included as a component of Additional paid-in capital within the Consolidated Statements of Stockholders' Equity. During 2020, Legacy Solid Power issued additional warrants to purchase 45,730 shares of common stock at an exercise price of $0.53 per share. Legacy Solid Power recognized expense totaling $16 on the date of the grant.

In May 2021, Legacy Solid Power issued warrants to purchase 1,755,557 shares of Legacy Solid Power common stock at an exercise price of $0.01 per share, in connection with the Series B Financing. These warrants were detachable from the Legacy Solid Power Series B Preferred Stock and in all cases would physically settle or net share settle. Therefore, Legacy Solid Power determined that these warrants represented equity in Legacy Solid Power. Prior to the Closing, all Legacy Solid Power warrants were either exercised for cash or net exercised and the holders thereof received shares of Legacy Solid Power common stock.

Note 12 – Stock Based Compensation

The fair value of stock options and other equity-based compensation issued to employees is recognized as compensation expense over the period of service that generally coincides with the vesting period of the award. The Company recognized compensation costs totaling $2,714 and $182 for the years ended December 31, 2021 and 2020, respectively, which are allocated ratably across Operating Expenses within the accompanying Consolidated Statements of Operations.

At December 31, 2021, the Company had 34,407,949 shares of Common Stock underlying stock options outstanding under the 2014 Plan. Options granted under the 2014 Plan generally had a ten-year term and vest as to 1/4th of these shares after one year after the initial date of service of a service provider and with the balance of the shares vesting in a series of 36 successive equal monthly installments following the first vesting date. The 2014 Plan was terminated upon the Closing, no additional grants will be made under the 2014 Plan. Option awards under the 2014 Plan were generally granted with an exercise price equal to the fair market value of Legacy Solid Power’s common stock at the date of grant. Certain option awards issued under the 2014 Plan provide for accelerated vesting if there is a change in control (as defined in the plan agreements).

On December 8, 2021 and in connection with the Closing, the Company adopted the Solid Power, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). As of December 31, 2021, the 2021 Plan permitted the Company to grant up to 18,900,000 shares of Common Stock to its employees, directors, and consultants, as designated by the board of directors. Awards may be issued in the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. The Company believes that such awards better align the interests of its employees with those of its stockholders. At December 31, 2021, no awards had been granted under the 2021 Plan.

Solid Power, Inc. | 2021 Form 10-K | 75

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table. Expected volatilities are based on historical volatility of comparable companies. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

The fair value of each option grant during the years ended December 31, 2021 and 2020 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	2021		2020
Approximate risk-free rate	1.04%		1.29%
Volatility	41.45%		43.92%
Average expected life (years)	6	years	6	years
Dividend yield	0%		0%
Weighted-average grant date fair value	$5.1		$0.84
Estimated fair value of total options granted	$25,353		$246

A summary of option activity under the 2014 Plan for the years ended December 31, 2021 and 2020 is presented below:

			Weighted-average
			Remaining
	Number of	Weighted-average	Contractual Term
Options	Shares	Exercise Price	(in years)
Outstanding at January 1, 2020	23,020,981	0.06	7.06
Granted	1,719,754	0.16
Exercised	(1,097,370)	0.02
Forfeited or expired	(167,381)	0.15
Outstanding at December 31, 2020	23,475,984	0.06	6.53

Outstanding at January 1, 2021	23,475,984	0.06	6.53
Granted	12,285,359	5.10
Exercised	(1,160,930)	0.09
Forfeited or expired	(192,464)	0.84
Outstanding at December 31, 2021	34,407,949	1.86	6.98
Exercisable at December 31, 2020	18,023,695	0.04	5.96
Exercisable at December 31, 2021	19,603,474	0.05	5.21

Cash received from options exercised under the 2014 Plan for December 31, 2021 and 2020 was $106 and $23, respectively.

Future compensation costs related to the unvested portion of stock options at December 31, 2021 and 2020 was $23,307 and $593, respectively.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“2021 ESPP”) originated with 3,778,000 shares of Common Stock available for issuance. As of December 31, 2021, 3,778,000 shares remained available for issuance. Beginning on January 1, 2022, the number of shares of Common Stock available for issuance under the 2021 ESPP shall increase by an amount equal to the lesser of (i) 3,778,000 shares of Common Stock (ii) one percent (1%) of the total number of shares of Common Stock outstanding on the last day of the

Solid Power, Inc. | 2021 Form 10-K | 76

immediately preceding fiscal year or (iii) a number of shares of Common Stock determined by the Administrator no later than the last day of the immediately preceding fiscal year

The 2021 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Substantially all employees are eligible to participate and, through payroll deductions, can purchase shares on dates determined by the administrator. However, with respect to the Section 423 Component, an employee may not be granted rights to purchase stock under the ESPP if the employee, immediately after the grant, would own (directly or through attribution) stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s Common Stock. The purchase price per share sold pursuant to the 2021 ESPP will be the lower of (i) 85% of the fair market value of Common Stock on the enrollment or (ii) 85% of the fair market value on the exercise date. Each offering period will span up to six months. Purchases may be up to 15% of qualified compensation, with an annual limit of $25,000.

Note 13 – Earnings Per Share

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for December 31, 2021 and 2020. Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings per share also includes the dilutive effect of additional potential common shares issuable from stock-based awards and are determined using the treasury stock method. Basic earnings per share represents net earnings or loss attributable to Common Stock divided by the basic weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares, which includes the average dilutive effect of all potentially dilutive securities that are outstanding during the period. The unvested stock awards, warrants, and options are included in the number of shares outstanding for diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards, warrants, and options are excluded from the number of shares outstanding for diluted earnings per share calculations.

	Years Ended December 31,
	2021	2020

Net Income (loss)	$18,092	$(14,375)
Premium paid on repurchase of redeemable convertible preferred stock	(5,436)	—
Net income (loss) attributable to common stockholders	$12,656	$(14,375)
Weighted average shares outstanding - basic	95,477,472	69,228,444
Weighted average shares outstanding – diluted	114,910,129	69,228,444

Basic earnings (loss) per share	$0.13	$(0.21)
Diluted earnings (loss) per share	$0.11	$(0.21)

Due to the net loss to common stockholders in 2020 presented above, diluted loss per share was computed without consideration of potentially dilutive instruments as their inclusion would have been anti-dilutive. Warrants outstanding in 2021 were not included in the computation of diluted earnings per share because the warrant’s exercise price for the period was greater than the average market price of the common shares. As of December 31, 2021 and 2020, potentially dilutive securities excluded from the diluted earnings (loss) per share calculation are as follows:

	2021	2020

Warrant Common Stock	19,333,303	1,023,745
2014 Equity Incentive Plan	—	23,476,182
Total potentially dilutive securities	19,333,303	24,499,927

Note 14 – Operating Leases

The Company leases office space under a noncancelable operating lease with a maturity date in September 2024. The lease requires the Company to pay certain taxes, insurance, utilities, and maintenance costs. In 2019, the Company amended the lease, agreeing to sublease additional space in the building, which sublease expires in December 2024. In connection with this operating

Solid Power, Inc. | 2021 Form 10-K | 77

lease, the Company was granted an allowance for tenant improvements as a lease incentive. Deferred lease incentive is included in Other Long-term Liabilities on the Consolidated Balance Sheets and is being amortized on a straight-line basis over the term of the lease ending in September 2024. Deferred lease incentive totaled $179 and $246 as of December 31, 2021, and December 31, 2020, respectively.

On September 1, 2021, the Company entered into an Industrial Lease Agreement with the initial term through March 31, 2029 and which contains one option to renew for five years. The Company is responsible for its proportionate share of common area maintenance, taxes, and insurance.

Total rent expense under these leases was $661 and $415 for years ended December 31, 2021 and 2020, respectively, and are charged to Operating Expenses based on personnel costs incurred in the accompanying Consolidated Statements of Operations.

Future minimum annual commitments under these operating leases are as follows:

Years Ending December 31	Amount
2022	$914
2023	1,125
2024	1,062
2025	779
Thereafter	2,699
Total	$6,579

Note 15 – Related Party Transactions

During 2020, the Company entered into a subcontractor agreement with Roccor, LLC, which was a related party until October 30, 2020. Under the subcontractor agreement, the Company provided technical support to Roccor on a government research contract. The total value of the subcontract is $331 to the Company. The period of performance commenced during 2020 and extended to late 2021. Related party revenue from Roccor was $163 for the year ended December 31, 2020.

Note 16 – Retirement Plans

The Company sponsors a 401(k) plan for all employees. The plan provides for the Company to make a discretionary matching contribution. Contributions to the plan totaled $352 and $226 for the years ended December 31, 2021 and 2020, respectively.

Note 17 – Income Taxes

The Company provides deferred U.S. federal, state, or foreign income tax benefits for all of the periods presented. The Company has also provided a valuation allowance on the net deferred tax asset because of uncertainty regarding its realizability. Realization of deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards.

Deferred tax assets and liabilities arise primarily from net operating loss carryforwards and temporary differences arising from the amortization of intangible assets, depreciation on property and equipment, and various accrued liabilities.

Solid Power, Inc. | 2021 Form 10-K | 78

Income taxes included in the Consolidated Statements of Operations at December 31, 2021 and 2020 are detailed below:

	December 31,
	2021	2020
Current income tax (benefit)/expense:
Federal	$—	$—
State	—	—
Deferred income tax (benefit)/expense:
Federal	(22)	96
State	(3)	22
Total income tax (benefit)/expense	(25)	118

The tables below represent a reconciliation of the statutory federal income tax expense to income tax:

	December 31,
	2021	2020
Income tax expense at the federal statutory rate	21.00%	21.00%
State income taxes - net of federal income tax benefits	(5.97)%	2.96%
Permanent Differences	0.25%	1.08%
Permanent Differences – Related to Convertible Debt	0.31%	(5.04)%
Permanent Differences – Fair Value Adjustments	(56.44)%	0.00%
Prior year provision to return	(0.03)%	(0.03)%
Net change in valuation allowance	40.73%	(20.81)%
Other	0.01%	0.00%
Total income tax (benefit)	(0.14)%	(0.84)%

For the years ended December 31, 2021 and 2020, the effective tax rate was approximately (0.14%) and (0.84%), respectively. Differences between the statutory rate and the Company's effective tax rate resulted from changes in valuation allowance and permanent differences for tax purposes in the treatment of certain nondeductible expenses.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss	$15,591	$7,349
Stock compensation	417	1
Other	49	19
Total income tax expense (benefit)	16,057	7,369
Valuation allowance	(14,536)	(6,190)
Net deferred tax assets:	1,521	1,179
Deferred tax liabilities:
Intangibles (non-goodwill)	$—	$(2)
Property and equipment	(1,747)	(1,429)
Total deferred tax liabilities	(1,747)	(1,431)
Total net deferred tax liability	$(226)	$(252)

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the

Solid Power, Inc. | 2021 Form 10-K | 79

deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The valuation allowance increased by $8,347 in 2021.

At December 31, 2021 and 2020, the Company had total domestic Federal net operating loss carryovers of approximately $63,391 and $29,836, respectively. Federal net operating losses generated prior to 2018 expire in 2037. Federal net operating losses generated after 2017 have an indefinite carryforward and are only available to offset 80% taxable income beginning in 2021. The determination of state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and that can thereby impact the amount of such carryforwards. The majority of the state NOLs have an indefinite carryforward.

Accounting for uncertainty in income taxes is based on a recognition threshold and measurement attribute for the Consolidated Financial Statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes in its Consolidated Financial Statements only those tax positions that are more-likely-than-not to be sustained as of the adoption date, based on the technical merits of the position. Each year the Company performs a comprehensive review of its material tax positions. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.

As the Company had no uncertain tax benefits during 2021 and 2020, there was no accrued interest or penalties related to uncertain tax positions.

The 2017 through 2020 tax years remain open to examination by the Internal Revenue Service and, with few exceptions, various other state tax agencies. These taxing authorities have the authority to examine those tax years until the applicable statutes of limitations expire.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provided for an increased interest deduction for tax years 2019 and 2020, as well as the deferral of the employer portion of social security taxes.

Note 18 – Contingencies

In the normal course of business, the Company may be party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company. DCRC, the predecessor to the Company, received a demand letter dated August 31, 2021 from counsel purporting to represent a shareholder of DCRC alleging that the proposed vote on the Authorized Share Charter Proposal (“Proposal”) for the proposed business combination with Legacy Solid Power violated Section 242(b)(2) of the Delaware General Corporation law and demanded that DCRC provide DCRC’s Class A stockholders with a separate class vote on the Proposal. DCRC subsequently provided for the Class A stockholders to have a separate class vote on the Proposal share increase. The Proposal was approved and the Business Combination closed. The counsel who issued this demand letter made a fee demand (the “Fee Demand”) for prompting the change in the Proposal. The Company accrued a liability of $500 on its Consolidated Balance Sheets as of December 31, 2021 in anticipation of settling the Fee Demand. On March 10, 2022, the Company settled the Fee Demand for an amount that is materially consistent with our accrual.

Note 19 – Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred negative cash flows from operations for several years and had an accumulated deficit of $9,535 as of December 31, 2021. As the Company pursues its business plan, it expects to continue to incur negative cash flows until the mid-2020s when it expects its products are able to be commercialized and the Company begins generating significant revenues from operations.

Based on cash on hand at December 31, 2021, management believes the Company has sufficient capital to execute its strategic plan and fund operations through at least the next 12 months from the date these Consolidated Financial Statements are issued.

Solid Power, Inc. | 2021 Form 10-K | 80

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding our internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company,” as defined in the JOBS Act.

We previously identified two material weaknesses for DCRC and Legacy Solid Power due to deficiencies identified in the operating effectiveness of controls over financial reporting related to (1) failure to correctly apply the nuances of the complex accounting standards that apply to our financial statements, including with respect to certain complex equity instruments and equity linked instruments and related earnings per share impacts, and (2) the review of complex transactions for proper accounting treatment as our control environment would have failed to detect the misstatement prior to the financial statement issuance.

However, we have determined that we have remediated the material weakness for DCRC related to a failure to correctly apply the nuances of the complex accounting standards that apply to our financial statements, including with respect to certain complex equity instruments and equity linked instruments and related earnings per share impacts as of December 31, 2021.

The second material weakness for Legacy Solid Power, which relates to the review of complex transactions for proper accounting treatment, remains unremediated because our control environment would have failed to detect the misstatement prior to the issuance of financial statements.

Changes in Internal Control over Financial Reporting

Other than the actions taken as described in Management’s Remediation Initiatives below to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Initiatives

We have taken the following steps to remediate the identified material weakness and to enhance our internal controls:

•	Hiring additional personnel.
•	Improving our capabilities to identify, research, and prepare support documentation for technical accounting issues.
•	Designing and implementing a formalized internal control framework.

Solid Power, Inc. | 2021 Form 10-K | 81

•	Continuing efforts to improve and strengthen our control processes and procedures.
•	Working with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

We will continue to improve our internal controls over 2022 as we test the controls around the material weakness. We expect to remediate the material weakness by December 31, 2022. However, we cannot make any assurances that we will successfully remediate the material weakness within our anticipated timeframe. See the section titled “Risk Factors—Risks Related to Finance and Accounting—Our auditors identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.”

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding executive officers called for by Item 401(b) of Regulation S-K may be found under the caption “Information About our Executive Officers” in this Report. The other information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Solid Power, Inc. | 2021 Form 10-K | 82

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits
(1)	Financial Statements.

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Mezzanine and Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: None
(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit/Annex	Filing Date
2.1	Business Combination Agreement and Plan of Reorganization, dated as of June 15, 2021, by and among the Company, Merger Sub and Legacy Solid Power	424B3	333-258681	Annex A	November 10, 2021
2.2	First Amendment to the Business Combination Agreement, dated October 12, 2021, by and among the Company, Merger Sub and Legacy Solid Power	424B3	333-258681	Annex A-1	November 10, 2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40284	3.1	December 13, 2021
3.2	Amended and Restated Bylaws	8-K	001-40284	3.2	December 13, 2021
4.1	Specimen Common Stock Certificate	8-K	001-40284	4.1	December 13, 2021
4.2	Specimen Warrant Certificate	8-K	001-40284	4.2	December 13, 2021
4.3	Warrant Agreement, dated March 23, 2021, between the Company and Continental Stock Transfer & Trust Company	8-K	001-40284	4.1	March 26, 2021

Solid Power, Inc. | 2021 Form 10-K | 83

4.4	Amended and Restated Registration Rights Agreement	8-K	001-40284	10.2	December 13, 2021
4.5±	Board Nomination and Support Agreement between Solid Power, BMW Holding B.V. and the stockholders of Solid Power listed on Schedule A thereto, dated May 5, 2021	S-4	333-258681	4.4	August 10, 2021
4.6*	Description of Securities
10.1	Private Placement Warrants Purchase Agreement, dated March 23, 2021, between DCRC, the Sponsor and the other purchasers named therein	8-K	001-40284	10.5	March 26, 2021
10.2#	Solid Power, Inc. 2021 Equity Incentive Plan	8-K	001-40284	10.7	December 13, 2021
10.3#	Solid Power, Inc. 2021 Employee Stock Purchase Plan	S-8	333-262714	99.3	February 14, 2022
10.4#	Solid Power, Inc. 2014 Equity Incentive Plan	S-8	333-262714	99.1	February 14, 2022
10.5#	Form of Stock Option Grant Notice under 2014 Equity Incentive Plan	S-8	333-262714	99.4	February 14, 2022
10.6#	Form of Notice of Stock Option Grant under 2021 Equity Incentive Plan	S-8	333-262714	99.5	February 14, 2022
10.7#	Form of Notice of Restricted Stock Unit Grant (Employee) under 2021 Equity Incentive Plan	S-8	333-262714	99.6	February 14, 2022
10.8#	Form of Notice of Restricted Stock Unit Grant (New Director) under 2021 Equity Incentive Plan	S-8	333-262714	99.7	February 14, 2022
10.9#	Form of Notice of Restricted Stock Unit Grant (Annual Award) under 2021 Equity Incentive Plan	S-8	333-262714	99.8	February 14, 2022
10.10±	Joint Development Agreement, dated July 1, 2017, by and among Legacy Solid Power and BMW of North America, LLC	S-4/A	333-258681	10.11	October 13, 2021
10.11±	Amendment No. 1 to Joint Development Agreement, dated February 18, 2021, between Legacy Solid Power and BMW of North America, LLC	S-4/A	333-258681	10.12	October 13, 2021
10.12±	Amendment No. 2 to Joint Development Agreement, dated March 22, 2021, between Legacy Solid Power and BMW of North America, LLC	S-4/A	333-258681	10.13	October 13, 2021
10.13±	Amendment No. 3 to Joint Development Agreement, dated November 1, 2021, between Legacy Solid Power and BMW of North America, LLC	8-K	001-40284	10.15	December 13, 2021

Solid Power, Inc. | 2021 Form 10-K | 84

10.14±	Agreement for the Joint Development of Solid State Batteries for Automotive Applications between Ford Motor Company and Legacy Solid Power, dated December 28, 2018	S-4/A	333-258681	10.14	October 13, 2021
10.15±	Series B Preferred Stock Financing Letter Agreement between the Ford Motor Company and Legacy Solid Power, dated May 5, 2021	S-4/A	333-258681	10.15	October 13, 2021
10.16±	Joint Development Agreement, dated October 28, 2021, between Legacy Solid Power and SK Innovation Co., Ltd.	S-4/A	333-258681	10.16	November 2, 2021
10.17	Solid Power, Inc. Outside Director Compensation Policy	8-K	001-40284	10.9	December 13, 2021
10.18#	Solid Power, Inc. Executive Incentive Compensation Plan	8-K	001-40284	10.10	December 13, 2021
10.19#	Solid Power, Inc. Executive Change in Control and Severance Plan	8-K	001-40284	10.11	December 13, 2021
10.20#	Solid Power, Inc. Form of Indemnification Agreement	8-K	001-40284	10.1	December 13, 2021
10.21#	Letter Agreement with Douglas Campbell, dated August 5, 2021	8-K	001-40284	10.3	December 13, 2021
10.22#	Letter Agreement with David Jansen, dated August 5, 2021	8-K	001-40284	10.4	December 13, 2021
10.23#	Letter Agreement with Derek Johnson, dated August 5, 2021	8-K	001-40284	10.5	December 13, 2021
10.24*±#	Offer Letter with Jon Jacobs, dated September 26, 2021
10.25*#	Executive Change in Control and Severance Plan Participation Agreement with Jon Jacobs, dated December 21, 2021
10.26	Lease Agreement between the Company and Red Pierce, LLC, dated November 29, 2016	8-K	001-40284	10.19	December 13, 2021
10.27	Amendment to Lease Agreement between the Company and Red Pierce, LLC, dated December 5, 2017	8-K	001-40284	10.20	December 13, 2021
10.28	Industrial Lease Agreement between the Company and 25 North Investors SPE1, LLC, dated September 1, 2021	8-K	001-40284	10.21	December 13, 2021
21	List of Subsidiaries	S-1	333-261711	21	December 17, 2021

Solid Power, Inc. | 2021 Form 10-K | 85

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

± Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish an unredacted copy of the exhibit to the SEC upon request.

# Indicates a management or compensatory plan.

Item 16. Form 10-K Summary

None.

Solid Power, Inc. | 2021 Form 10-K | 86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2022

SOLID POWER, INC.

By:	/s/ Kevin Paprzycki
Name: Kevin Paprzycki
Title: Chief Financial Officer and Treasurer

Solid Power, Inc. | 2021 Form 10-K | 87

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Douglas Campbell, David Jansen, Kevin Paprzycki and James Liebscher, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
Chief Executive Officer and Director (Principal Executive Officer)
/s/ Douglas Campbell		March 23, 2022
Douglas Campbell
Chief Financial Officer and Treasurer
/s/ Kevin Paprzycki	(Principal Financial and Accounting Officer)	March 23, 2022
Kevin Paprzycki

/s/ David Jansen	President and Director	March 23, 2022
David Jansen

/s/ Erik Anderson	Director	March 23, 2022
Erik Anderson

/s/ Rainer Feurer	Director	March 23, 2022
Rainer Feurer

/s/ Steven H. Goldberg	Director	March 23, 2022
Steven H. Goldberg

/s/ Aleksandra Miziolek	Director	March 23, 2022
Aleksandra Miziolek

/s/ Lesa Roe	Director	March 23, 2022
Lesa Roe

/s/ John Stephens	Director	March 23, 2022
John Stephens

/s/ Robert Tichio	Director	March 23, 2022
Robert Tichio

Solid Power, Inc. | 2021 Form 10-K | 88