Form 10-Q
period 2022-03-31
Solid Power, Inc.
filed 2022-05-11
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

174,074,861 shares of common stock were issued and outstanding as of May 6, 2022.

SOLID POWER, INC.

FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) of Solid Power, Inc. (f/k/a Decarbonization Plus Acquisition Corporation III, “Solid Power,” the “Company,” “we,” “us,” or “our”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report, regarding our future financial performance and our strategy, expansion plans, market opportunity, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “will,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report. We caution you that the forward-looking statements contained herein are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

●	risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require, and to commercialize our technology in advance of competing technologies;
●	risks relating to the non-exclusive nature of our original equipment manufacturers and joint development agreement relationships;
●	our ability to negotiate and execute supply agreements with our partners on commercially reasonable terms;
●	our ability to protect our intellectual property, including in jurisdictions outside of the United States;
●	broad market adoption of electric vehicles and other technologies where we are able to deploy our all-solid-state batteries, if developed successfully;
●	our success in retaining or recruiting, or changes required in, our officers, key employees, including technicians and engineers, or directors;
●	changes in applicable laws or regulations;
●	risks related to technology systems and security breaches;
●	the possibility that COVID-19 or a future pandemic may adversely affect our results of operations, financial position and cash flows;
●	the possibility that we may be adversely affected by other economic, business or competitive factors, including supply chain interruptions, and may not be able to manage other risks and uncertainties;
●	risks relating to our status as an early stage company with a history of financial losses, and an expectation to incur significant expenses and continuing losses for the foreseeable future;

●	rollout of our business plan and the timing of expected business milestones;
●	the termination or reduction of government clean energy and electric vehicle incentives;
●	delays in the construction and operation of production facilities;
●	changes in domestic and foreign business, market, financial, political and legal conditions; and
●	those factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

We caution you that the foregoing list does not contain all of the risks or uncertainties that could affect the Company.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

MARKET AND INDUSTRY DATA

We obtained the industry and market data used throughout this Report or any documents incorporated herein by reference from our own internal estimates and research, as well as from independent market research, industry and general publications and surveys, governmental agencies, publicly available information and research, and surveys and studies conducted by third parties. Internal estimates are derived from publicly available information released by industry analysts and third-party sources, our internal research and our industry experience, and are based on assumptions made by us based on such data and our knowledge of our industry and market, which we believe to be reasonable. In some cases, we do not expressly refer to the sources from which this data is derived. In addition, while we believe the industry and market data included in this Report or any documents incorporated herein by reference is reliable and based on reasonable assumptions, such data involve material risks and other uncertainties and is subject to change based on various factors, including those discussed in the section entitled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties or by us.

INFORMATION ABOUT SOLID POWER

We use our website (www.solidpowerbattery.com) and various social media channels as a means of disclosing information about Solid Power and our products to our customers, investors and the public (e.g., @SolidPowerInc on Twitter, Solid Power Inc. on LinkedIn, and Solid Power on YouTube). The information posted on our website and social media channels is not incorporated by reference in this Report or in any other report or document we file with the United States Securities and Exchange Commission (“SEC”). The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Solid Power when you enroll your e-mail address by visiting the “Investor Email Alerts” section of our website at www.ir.solidpowerbattery.com.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Solid Power, Inc. Financial Statements

Condensed Consolidated Balance Sheets

(in thousands, except par value, and per share amounts)

	March 31, 2022	December 31,
	(Unaudited)	2021
Assets
Current Assets
Cash and cash equivalents	$450,405	$513,447
Marketable securities	102,910	75,885
Contract receivables	1,639	829
Prepaid expenses and other current assets	2,919	4,216
Total current assets	557,873	594,377

Property, Plant and Equipment, net	34,978	22,082
Right-Of-Use Operating Lease Asset, net	7,569	—
Right-Of-Use Financing Lease Asset, net	212	—
Other Assets	1,239	602
Long-term Investments	10,898	—
Intangible Assets , net	722	619
Total assets	$613,491	$617,680

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$4,135	$4,326
Current portion of long-term debt	88	120
Deferred revenue	431	500
Accrued and other current liabilities:
Accrued compensation	810	1,151
Other accrued liabilities	310	2,269
Operating lease liabilities, short-term	657	—
Financing lease liabilities, short-term	46	—
Total current liabilities	6,477	8,366
Long-term Debt	4	10
Operating Lease Liabilities, Long-Term	7,487	—
Financing Lease Liabilities, Long-Term	164	—
Warrant Liabilities	49,310	50,020
Other Long-term Liabilities	—	393
Deferred Taxes	204	226
Total liabilities	63,646	59,015
Stockholders' Equity
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 173,770,952 and 167,557,988 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	17	17
Additional paid in capital	570,037	568,183
Accumulated other comprehensive loss	(330)	—
Accumulated deficit	(19,879)	(9,535)
Total stockholders' equity	549,845	558,665
Total liabilities and stockholders' equity	$613,491	$617,680

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc. Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except par value, and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$2,196	$480
Operating Expenses
Direct costs	2,030	514
Research and development	6,661	3,106
Marketing and sales	795	556
General and administrative	4,022	597
Total operating expenses	13,508	4,773
Operating Loss	(11,312)	(4,293)
Non-operating Income (Expense)
Interest income	201	1
Interest expense	(5)	(222)
Other income	39	—
Change in fair value of warrant liabilities	710	—
Loss from change in fair value of embedded derivative liability	—	(2,680)
Total Non-operating Income (Loss)	945	(2,901)

Pretax Loss	(10,367)	(7,194)
Income tax benefit	(23)	(53)
Net Loss	$(10,344)	$(7,141)
Other comprehensive loss	(330)	—
Comprehensive loss attributable to common stockholders	$(10,674)	$(7,141)
Net loss per share – Basic and Diluted	(0.06)	(0.10)
Weighted average shares outstanding – Basic and Diluted	172,395,717	70,087,539

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc. Financial Statements

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

(in thousands, except par value, and per share amounts)

	Common Stock				Accumulated Other	Total Stockholders'
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive Loss	Equity
Balance as of December 31, 2020	69,885,043	$7	$31,492	$(27,627)	$—	$3,872
Net Loss	—	—	—	(7,141)	—	(7,141)
Beneficial conversion feature on convertible debt	—	—	4,875	—	—	4,875
Stock options exercised	276,822	—	17	—	—	17
Stock-based compensation expense	—	—	70	—	—	70
Balance as of March 31, 2021	70,161,865	$7	$36,454	$(34,768)	$—	$1,693

Balance as of December 31, 2021	167,557,988	$17	$568,183	$(9,535)	$—	$558,665
Net Loss	—	—	—	(10,344)	—	(10,344)
Transaction fees		—	(12)			(12)
Stock options exercised	6,212,964	—	270	—	—	270
Stock-based compensation expense	—	—	1,596	—	—	1,596
Unrealized loss on marketable securities	—	—	—	—	(330)	(330)
Balance as of March 31, 2022	173,770,952	$17	$570,037	$(19,879)	$(330)	$549,845

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc. Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except par value, and per share amounts)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(10,344)	$(7,141)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	753	544
Amortization of right-of-use assets	9	—
Loss on sale of property, plant and equipment	—	1
Stock compensation expense	1,596	70
Deferred taxes	(23)	(53)
Warrant liabilities	(710)	—
Accrued interest on convertible notes payable to be paid in kind	—	177
Loss from change in fair value of embedded derivative liability	—	2,680
Changes in operating assets and liabilities that provided (used) cash and cash equivalents:
Contract receivables	(810)	(130)
Prepaid expenses and Other Assets	659	(67)
Accounts payable	(3,310)	84
Deferred revenue	(69)	(36)
Accrued and other liabilities	(2,300)	245
Operating lease liability	180	(17)
Net cash and cash equivalents used in operating activities	(14,369)	(3,643)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(10,527)	(68)
Purchase of marketable securities and long-term investments	(61,669)	—
Proceeds from sales of marketable securities	23,420	—
Purchases of intangible assets	(105)	(29)
Net cash and cash equivalents used in investing activities	(48,881)	(97)

Cash Flows from Financing Activities
Proceeds from debt	—	958
Payments of debt	(38)	(304)
Proceeds from issuance of convertible note payable	—	4,875
Proceeds from exercise of common stock options	270	17
Payments on finance lease liability	(12)	—
Transaction costs	(12)	—
Net cash and cash equivalents provided by financing activities	208	5,546

Net (Decrease) Increase in Cash and Cash Equivalents	(63,042)	1,806
Cash and cash equivalents at beginning of period	513,447	4,974
Cash and cash equivalents at end of period	450,405	6,780

Supplemental information
Cash paid for interest	$3	$42
Accrued Capital Expenditures	$3,119	$65

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business

Solid Power, Inc. (the “Company”), headquartered in Louisville, Colorado, is developing all-solid-state battery cell technology primarily for the electric vehicle market. The Company's planned business model is to license its all-solid-state battery cell designs and manufacturing know-how to top tier battery manufacturers or automotive original equipment manufacturers and to sell its sulfide-based solid electrolyte for incorporation into all-solid-state battery cells. As of March 31, 2022, Company has not derived material revenue from its principal business activities.

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

Pursuant to the Business Combination Agreement, the Merger was accounted for as a reverse recapitalization in accordance with GAAP (the "Reverse Recapitalization"). Under this method of accounting, DCRC was treated as the "acquired" company and Legacy Solid Power is treated as the acquirer for financial reporting purposes. See Note 3

Note 2 – Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 – Significant Accounting Policies to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and are supplemented by the Notes to the condensed consolidated financial statements (Unaudited) (the “Notes”) included in this Quarterly Report on Form 10-Q for the period ended March 31, 2022 (this “Report”). The financial statements included in this Report (including the Notes) should be read in conjunction with the 2021 Form 10-K.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the basis of generally accepted accounting principles in the United States (“GAAP”). The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from those estimates. All amounts presented in the notes are in thousands, except share and per share amounts.

The accompanying unaudited condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiary, Solid Power Operating, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Long-Term Investments

The Company considers all investments with an original maturity of twelve months or more when purchased to be Long-term Investments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, marketable securities and long-term investments. As of March 31, 2022 and December 31, 2021, approximately $405,476 and $492,248, respectively, of our total cash and cash equivalents and marketable securities were held in U.S. money market funds, and $21,142 and $3,017, respectively, were invested in U.S. government bonds and treasury securities. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents, marketable securities and long-term investments by making deposits with large, reputable financial institutions and investing in high credit rated instruments.

Leases

The Company accounts for its leases under ASU No. 2016-02, Leases (Topic 842). Under this guidance, the Company classifies contracts meeting the definition of a lease as operating or financing leases, and leases are recorded on the condensed consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses, including common maintenance fees, insurance and property tax, are recorded when incurred.

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election, and instead recognizes rent expense on a straight-line basis over the lease term.

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), followed by other related ASUs that provided targeted improvements and additional practical expedient options. On January 1, 2022, the Company adopted the standards under Topic 842 using the modified retrospective method and elected a number of the practical expedients in its implementation of Topic 842. The key change that affected the Company relates to accounting for operating leases for which it is the lessee that were historically off-balance sheet. The impact of adopting the standards resulted in the recognition of a right-of-use asset of $7,853 and lease liability of $8,246 on the Company’s condensed consolidated balance sheets on January 1, 2022, exclusive of previously recognized lease balances. The implementation of Topic 842 did not have a material effect on the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows for the three months ended March 31, 2022.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The Company adopted this guidance as of January 1, 2022.

The Company regularly reviews its available-for-sale marketable securities and evaluates the current expected credit losses by considering factors such as any changes in credit ratings, historical experience, market data, issuer-specific factors, and current economic conditions. Based on this analysis, an allowance for credit losses is recorded as a reduction to the carrying value of the asset.

The Company reviews its receivable aging on an individual customer level, considering collectability of cash flows based on the risk of past events, current conditions, and forward-looking information. The Company establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is expected to occur. Allowances for doubtful accounts are recorded as reductions to the carrying values of the related receivables.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which aims to reduce complexity in accounting standards by improving certain areas of GAAP without compromising information provided to users of financial statements. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted this guidance beginning January 1, 2022 with no financial statement impact at adoption.

Note 3 – Business Combination

Legacy Solid Power was deemed the accounting acquirer in the Business Combination based on the analysis of the criteria outlined in FASB Topic 805, Business Combinations. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Solid Power issuing stock for the net assets of DCRC, accompanied by a recapitalization. The net assets of DCRC are stated at historical cost, with no goodwill or other intangible assets recorded.

Because Legacy Solid Power was deemed the accounting acquirer, the historical consolidated financial statements of Legacy Solid Power became the historical consolidated financial statements of the combined company. As a result, the condensed consolidated financial statements included in this Report reflect (i) the historical operating results of Legacy Solid Power prior to the Business Combination; (ii) the combined results of the Company and Legacy Solid Power following the closing of the Business Combination (“Closing”); (iii) the assets and liabilities of Legacy Solid Power at their historical cost; and (iv) the Company’s equity structure for all periods presented as discussed below.

In accordance with guidance applicable to the Business Combination, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share issued to Legacy Solid Power’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Solid Power redeemable convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect an exchange ratio of approximately 3.182 (the “Exchange Ratio”). Activity within the condensed consolidated statements of stockholders' equity for the issuances and repurchases of Legacy Solid Power's redeemable convertible preferred stock were also retroactively converted to Legacy Solid Power common stock.

Note 4 – Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	March 31, 2022	December 31, 2021
Commercial production equipment	$9,758	$9,139
Laboratory equipment	1,435	1,316
Leasehold improvements	5,199	4,674
Computer equipment	468	416
Furniture and fixtures	393	321
Construction in progress	24,944	12,684
Total cost	42,197	28,550
Accumulated depreciation	(7,219)	(6,468)
Net property, plant and equipment	$34,978	$22,082

Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2022 and 2021 was $751 and $542, respectively. Depreciation and amortization expenses are allocated ratably across operating expenses on the accompanying condensed consolidated statements of operations. Depreciation expenses for dedicated laboratory equipment and commercial production equipment are charged to Research and development; other depreciation and amortization expenses are included in the Company’s overhead and are allocated across operating expenses on the accompanying condensed consolidated statements of operations based on Company personnel costs incurred.

The Company is expanding its cell production capabilities through the construction of a second dry room and installation of a second cell-production line, which is expected to be able to produce larger format all-solid-state battery cells as part of the automotive qualification process. The Company expects to complete this construction in 2022. Construction in progress related to these efforts was $10,206 and $6,875 as of March 31, 2022 and December 31, 2021, respectively.

The Company is expanding its sulfide-based solid electrolyte production to a second location. Scaling this production will allow it to produce larger quantities of electrolyte material required to feed the cell-production lines and continue research and development efforts. The Company expects to complete construction in late 2022. Construction in progress related to these efforts was $5,863 and $943 as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, Construction in progress also contains $8,875 and $4,866, respectively, related to progress payments made to vendors for customized equipment in connection with the expansions described above and that will be recorded as Property, Plant and Equipment upon being received and placed in service.

Note 5 – Intangible Assets

Intangible assets of the Company are summarized as follows:

	March 31, 2022		December 31, 2021
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(45)	$149	$(42)
Patents pending	597	—	503	—
Trademarks	9	—	9	—
Trademarks pending	12	—	—	—
Total amortized intangible assets	$767	$(45)	$661	$(42)

Amortization expense for intangible assets totaled $2 for each of the three months ended March 31, 2022 and 2021. Useful lives of intangible assets range from three to 20 years. Amortization expenses are allocated ratably across operating expenses on the accompanying condensed consolidated statements of operations.

Note 6 – Long-term Debt

Long-term debt is as follows:

	March 31, 2022	December 31, 2021
Various equipment notes payable to banks in monthly installments ranging from $1 to $2, including interest at 6.255 percent to 12.18 percent maturing from April 2022 through December 2022. The notes are collateralized by the financed equipment and guaranteed by a stockholder of the Company.	$92	$130
Total	92	130
Less current portion	88	120
Long‑term portion	$4	$10

Note Payable

On December 7, 2021, prior to the Closing, the Company used available cash to pay off the outstanding balance and remaining fees of a note payable to a commercial bank. The Company was in compliance with all financial covenants through the loan payoff on December 7, 2021.

Interest expense on long-term debt for the three months ended March 31, 2022 was $3 and interest expense on long-term debt and convertible notes payable for the three months ended December 31, 2021 was $41.

Note 7 – Convertible Notes Payable

2020 Convertible Promissory Notes

On December 10, 2020 and December 18, 2020, the Company issued unsecured convertible promissory notes to investors in the total principal amount of $5,125, and on February 4, 2021, and March 1, 2021, the Company issued additional unsecured convertible promissory notes to investors in the total principal amount of $4,875, as part of a single financing (collectively, the “2020 Notes"). The 2020 Notes accrued interest at eight percent per annum. The 2020 Notes were converted into 1,007,965 shares of Legacy Solid Power Series B Preferred Stock, on May 5, 2021, in conjunction with the closing of the Legacy Solid Power Series B Preferred Stock (“Series B Financing”). The outstanding balance on the 2020 Notes, including accrued interest, was $10,228 when the 2020 Notes were converted to Legacy Solid Power Series B Preferred Stock. Interest expense for three months ended March 31, 2021 was $144 for the 2020 Notes. The principal of the 2020 Notes was included in Additional Paid In Capital and the fair value of the embedded derivative was recorded as a liability on Legacy Solid Power’s balance sheet. The fair value of the embedded derivative was $5,497. This balance was transferred, along with the accrued interest, to mezzanine equity upon conversion of the 2020 Notes to Series B Preferred Stock in conjunction with the Series B Financing.

2020 Convertible Promissory Notes Embedded Derivative

The 2020 Notes contained the following embedded derivatives: (i) a share settled redemption upon Qualified Financing; (ii) share settled redemption upon the closing of the Business Combination; and (iii) share settled redemption at maturity.

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

2019 Convertible Promissory Notes

On December 4, 2019, the Company issued an unsecured convertible promissory note to an investor in the principal amount of $3,000 (the “2019 Note,” and together with the 2020 Notes, the “Convertible Promissory Notes”). The 2019 Note accrued interest at 5 percent per annum. The 2019 Note converted into 254,899 shares of Legacy Solid Power Series B Preferred Stock, in conjunction with the Series B Financing. Upon this conversion, the 2019 Note converted to Series B Preferred Stock at a 30 percent discount.

See Note 8 – Fair Value Measurement for information about the assumptions that the Company used to measure the fair value of the 2019 Note. At December 31, 2020, the outstanding balance on the 2019 Note was $3,612. For three months ended March 31, 2021, interest expense of $37 was incurred related to the 2019 Note.

For all debt instruments, including any for which the Company has elected fair value accounting, the Company classifies interest that has been accrued during each period as Interest expense on the Condensed Consolidated Statements of Operations.

Note 8 – Fair Value Measurements

The carrying amounts of certain financial instruments, such as cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, and equipment notes payable approximate fair value due to their short maturities.

The fair value of debt instruments for which the Company has not elected fair value accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. The book values of the Company’s long-term debt approximate fair value because interest rates charged are similar to other financial instruments with similar terms and maturities and the rates vary in accordance with a market index. Most of the Company's debt is carried on the condensed consolidated balance sheets on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting. Changes to the inputs used in these valuation models can have a significant impact on the estimated fair value of the Convertible Promissory Notes and the Company's embedded derivatives.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As discussed in Note 7, all Convertible Promissory Notes were converted to Legacy Solid Power Series B Preferred Stock in May 2021. As of March 31, 2022 and December 31, 2021 the Company’s financial liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$46,569	$—	$—	$46,569
Corporate Bonds	$46,094	$—	$—	$46,094
Government Bonds	$11,206	$—	$—	$11,206
U.S Treasuries	$9,939	$—	$—	$9,939

Liabilities
Public Warrants	$27,767	$—	$—	$27,767
Private Warrants	$—	$21,543	$—	$21,543

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$33,275	$—	$—	$33,275
Corporate Bonds	$39,593	$—	$—	$39,593
Government Bonds	$3,017	$—	$—	$3,017

Liabilities
Public Warrants	$26,483	$—	$—	$26,483
Private Warrants	$—	$23,537	$—	$23,537

The change in fair value of the Company’s marketable securities is included in Other Comprehensive loss. There were no transfers in and out of Level 3 fair value hierarchy during the three months ended March 31, 2022 and year ended December 31, 2021.

Fair Value of Stock Warrants

The fair value of the Private Placement Warrants (defined below) have been estimated using a Black-Scholes model as of March 31, 2022 and December 31, 2021. The fair value of the Public Warrants (defined below) has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a level 1 input. The estimated fair value of the Private Placement Warrants is determined using Level 2 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s Public Warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. Refer to Note 9 for additional details on the Company’s warrant liabilities.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates:

	March 31, 2022	December 31, 2021
Exercise Price	$11.50	$11.50
Stock Price	$8.67	$8.74
Volatility	45.3%	48.9%
Term	4.69	4.94
Risk-free rate	2.4%	1.24%

The following table provides a reconciliation of the Private Placement Warrants measured at fair value using Level 2 directly or indirectly observable inputs:

Date	Fair Value
December 31, 2021	$3.07
Change in fair value	$(0.26)
March 31, 2022	$2.81

Note 9 – Common Stock Warrant Liabilities

As of March 31, 2022 and December 31, 2021, there were 11,666,636 publicly traded warrants (“Public Warrants”) and 7,666,667 private placement warrants ("Private Placement Warrants," and together with the Public Warrants, “Warrants”) outstanding. Each whole Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to customary adjustments. Only whole Warrants are exercisable. The Warrants became exercisable on January 7, 2022 and will expire on December 8, 2026.

Redemption of Public Warrants when the price per share of Common Stock equals or exceeds $18.00.

The Company may redeem all of the outstanding Public Warrants:

●	in whole and not in part;
●	upon at least 30 days’ prior written notice;
●	at a price of $0.01 per Public Warrant; and
●	if the last sale price of the Company’s Common Stock equals or exceeds $18.00 per share, subject to customary adjustments, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of the redemption is given.

Redemption of Public Warrants when the price per share of Common Stock equals or exceeds $10.00.

The Company may redeem all of the outstanding Public Warrants:

●	in whole and not in part;
●	upon at least 30 days’ prior written notice;
●	at a price of $0.10 per Public Warrant, provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive a number of shares of Common Stock determined in part by the redemption date and the “fair market value” of the Common Stock; and
●	if the last sale price of the Company’s Common Stock equals or exceeds $10.00 per share, subject to customary adjustments, on the trading day prior to the date on which notice of redemption is given.

The “fair market value” of the Company’s Common Stock means the average reported last sale price of the Company’s Common Stock for the ten trading days immediately following the date on which the notice of redemption is sent to the holders of Warrants. The Company classifies the outstanding Warrants as Warrant Liabilities on the condensed consolidated balance sheets in accordance with the guidance contained in ASC 815.

None of the Private Placement Warrants are redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The warrant liabilities were initially measured at fair value upon Closing of the Business Combination and subsequently re-measured at each reporting period. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $710 for the three months ending March 31, 2022.

Note 10 – Mezzanine Equity

In accordance with ASC 480, Legacy Solid Power's Series A-1 Preferred Stock and Series B Preferred Stock (collectively, "Preferred Stock") prior to the Business Combination were classified as mezzanine equity. Immediately prior to the Closing Legacy Solid Power had 14,069,187 of Series A-1 Preferred Shares outstanding and 8,777,812 shares of Series B Preferred Stock outstanding. Legacy Solid Power issued the Series B Preferred Stock in May 2021 in exchange for $135,579 of cash and the conversion of the 2019 Note and the 2020 Notes as discussed in Note 7. See Note 11 for a discussion of warrants issued with the Legacy Solid Power Series B Preferred Stock.

Prior to the Business Combination, the Preferred Stock had a redemption feature, at the option of the holders of a majority of the outstanding Preferred Stock, any time after April 30, 2031. The Preferred Stock was redeemable for the greater of its original issue price, plus all declared but unpaid dividends thereon, or fair value. Since the Preferred Stock had redemption provisions that were not solely within control of Legacy Solid Power, the Preferred Stock was classified prior to the Business Combination as mezzanine equity on Legacy Solid Power’s balance sheets.

As a result of the Business Combination with DCRC on December 8, 2021 the Solid Power Series A-1 and Series B Preferred Stock converted to common stock. The 14,069,187 and 8,777,812 Series A-1 Preferred Stock and Series B Preferred Stock were converted to the equivalent number of shares of Legacy Solid Power common stock prior to the impact of the common stock Exchange Ratio used to complete the Business Combination.

Note 11 – Stockholders’ Equity

Common Stock

For the three months ended March 31, 2022 and 2021, stock options were exercised for 6,212,964 and 276,822 shares of common stock, respectively. Cash received from options exercised under the Legacy Solid Power, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) for March 31, 2022 and 2021 was $270 and $17, respectively.

Legacy Solid Power Warrants

During 2015, Legacy Solid Power issued warrants to a third party to purchase 276,000 shares of Legacy Solid Power common stock at an exercise price of $0.00001088 per share, in conjunction with a licensing agreement. Management determined that equity classification is appropriate for these warrants. Legacy Solid Power recognized expense totaling $18 on the date of the grant that has been included as a component of Additional Paid In Capital within the condensed consolidated statement of stockholders' equity. During 2020, Legacy Solid Power issued additional warrants to purchase 45,730 shares of common stock at an exercise price of $0.53 per share. Legacy Solid Power recognized expense totaling $16 on the date of the grant.

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

Note 12 – Stock Based Compensation

The fair value of stock options and other equity-based compensation issued to employees and other service providers is recognized as compensation expense over the period of service that generally coincides with the vesting period of the award. The Company recognized compensation costs totaling $1,596 and $70 for the three months ended March 31, 2022 and 2021, respectively, which are allocated ratably across operating expenses within the accompanying condensed consolidated statements of operations.

At March 31, 2022, the Company had 27,837,492 shares of common stock underlying stock options outstanding under the 2014 Plan. Options granted under the 2014 Plan generally had a ten-year term and vest as to 1/4th of these shares after one year after the initial date of service of a service provider and with the balance of the shares vesting in a series of 36 successive equal monthly installments following the first vesting date. Upon the Closing, the 2014 Plan was terminated and no additional grants will be made under the 2014 Plan. Option awards under the 2014 Plan were generally granted with an exercise price equal to the fair market value of Legacy Solid Power’s common stock at the date of grant. Certain option awards issued under the 2014 Plan provide for accelerated vesting if there is a change in control (as defined in the plan agreements).

On December 8, 2021 and in connection with the Closing, the Company adopted the Solid Power, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan originated with 18,900,000 shares of Common Stock available for issuance. Beginning on January 1, 2022, the number of shares of common stock available for issuance under the 2021 Plan shall increase each year by an amount equal to the lesser of (i) 18,900,000 shares of Common Stock (ii) five percent of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year; or (iii) a number of shares of common stock determined by the administrator no later than the last day of the immediately preceding fiscal year.

As of March 31, 2022, the 2021 Plan permitted the Company to grant up to 27,277,899 shares of common stock to its employees, directors, and consultants, as designated by the board of directors. Awards may be issued in the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. The Company believes that such awards better align the interests of its employees with those of its stockholders. At March 31, 2022, no awards had been granted under the 2021 Plan.

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

There were no options granted during the three months ended March 31, 2022. The fair value of each option grant during the three months ended March 31, 2021 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

2021
Approximate risk‑free rate	1.02%
Volatility	59.97%
Average expected life	6 years
Dividend yield	0%
Weighted‑average grant date fair value	$0.95
Estimated fair value of total options granted	$31

Future compensation costs related to the unvested portion of stock options at March 31, 2022 and 2021 was $21,455 and $643, respectively.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“2021 ESPP”) originated with 3,778,000 shares of common stock available for issuance. As of March 31, 2022, 5,453,579 shares remained available for issuance. Beginning on January 1, 2022, the number of shares of Common Stock available for issuance under the 2021 ESPP shall increase each year by an amount equal to the lesser of (i) 3,778,000 shares of Common Stock (ii) one percent of the total number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year; or (iii) a number of shares of Common Stock determined by the administrator no later than the last day of the immediately preceding fiscal year. As of March 31, 2022, the 2021 ESPP permitted the Company to issue up to 5,463,579 shares of common stock. At March 31, 2022, no shares of common stock had been issued under the 2021 ESPP.

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

Note 13 – Earnings Per Share

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for March 31, 2022 and 2021. Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings per share also includes the dilutive effect of additional potential common shares issuable from stock-based awards and are determined using the treasury stock method. Basic earnings per share represents net earnings or loss attributable to Common Stock divided by the basic weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares, which includes the average dilutive effect of all potentially dilutive securities that are outstanding during the period. The unvested stock awards, warrants, and options are included in the number of shares outstanding for diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards, warrants, and options are excluded from the number of shares outstanding for diluted earnings per share calculations.

	Three Months Ended March 31,
	2022	2021
Net loss	$(10,344)	$(7,141)
Weighted average shares outstanding – Basic and Diluted	172,395,717	70,087,539
Net loss per share – Basic and Diluted	$(0.06)	$(0.10)

Due to the net loss to common stockholders for the three months ended March 31, 2022 and 2021, diluted loss per share was computed with consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of March 31, 2022 and 2021, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	2022	2021
Warrant Common Stock	19,333,303	1,023,745
2014 Equity Incentive Plan	27,837,492	23,278,593
Total potentially dilutive securities	47,170,795	24,302,338

Note 14 – Leases

The Company leases its headquarters, other warehouse space and certain equipment. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance and common area maintenance.

The Company’s headquarters are under a noncancelable operating lease with a maturity date in September 2024. In 2019, the Company amended the lease, agreeing to sublease additional space in the building, which sublease expires in December 2024.

On September 1, 2021, the Company entered into an Industrial Lease Agreement with the initial term through March 31, 2029. Under this lease, the Company has one option to renew for five years, which has been included in the calculation of lease liabilities and right-of-use assets at the adoption date of the lease accounting standard on January 1, 2022, as the exercise of the option was reasonably certain. As the renewal rent has not been negotiated, the Company used an estimated rent rate which approximated the fair market rent at adoption of ASC 842 on January 1, 2022 for the extension period. The Company is responsible for its proportionate share of common area maintenance, taxes, and insurance.

The Company has certain equipment leases classified as financing leases as of March 31, 2022.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows:

Three months ended
March 31, 2022
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$9
Interest on lease liabilities	3
Operating lease costs	277
Variable lease costs	—
Total lease expense	$289

The components of supplemental cash flow information related to leases are as follows:

Three months ended
March 31, 2022
Operating outgoing cash flows – finance lease	$2
Financing outgoing cash flows – finance lease	12
Operating outgoing cash flows – operating lease	94
Right-of-use assets obtained in exchange for new finance lease liabilities	220
Right-of-use assets obtained in exchange for new operating lease liabilities	7,731

Three months ended
March 31, 2022
Finance lease
Weighted-average remaining lease term - finance lease (in years)	4.89
Weighted-average discount rate - finance lease	5.2%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	10.93
Weighted-average discount rate - operating lease	5.8%

As of March 31, 2022, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal year	Finance lease	Operating lease
2022 (remaining nine months)	$42	$818
2023	57	1,123
2024	57	1,068
2025	22	779
2026	22	802
Thereafter	38	6,584
Total	238	11,174
Less present value discount	28	3,030
Lease liabilities	$210	$8,144

Note 15 – Retirement Plans

The Company sponsors a 401(k) plan for all eligible employees. The plan provides for the Company to make a discretionary matching contribution. Contributions to the plan totaled $144 and $81 for the three months ended March 31, 2022 and 2021, respectively.

Note 16 – Income Taxes

The Company’s effective tax rate was 0.21% and 0.74% for the three months ended March 31, 2022 and 2021, respectively. Differences between the statutory rate and the Company's effective tax rate resulted from changes in valuation allowance and permanent differences for tax purposes in the treatment of certain nondeductible expenses.

Note 17 – Contingencies

In the normal course of business, the Company may be party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company. DCRC, the predecessor to the Company, received a demand letter dated August 31, 2021 from counsel purporting to represent a shareholder of DCRC alleging that the proposed vote on the Authorized Share Charter Proposal (“Proposal”) for the proposed business combination with Legacy Solid Power violated Section 242(b)(2) of the Delaware General Corporation law and demanded that DCRC provide DCRC’s Class A stockholders with a separate class vote on the Proposal. DCRC subsequently provided for the Class A stockholders to have a separate class vote on the Proposal share increase. The Proposal was approved and the Business Combination closed. The counsel who issued this demand letter made a fee demand (the “Fee Demand”) for prompting the change in the Proposal. The Company accrued a liability of $500 on its Consolidated Balance Sheets as of December 31, 2021 in anticipation of settling the Fee Demand. On March 10, 2022, the Company settled the Fee Demand for an amount that is materially consistent with the Company’s accrual.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs, and expected performance. For additional discussion, see “Cautionary Note Regarding Forward-Looking Statements” above. The forward-looking statements are dependent upon events, risks, and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Report and under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments or otherwise, except to the extent that such disclosure is required by applicable law.

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

We are currently producing 0.2, 2, and 20 ampere-hour (“Ah”) high-content silicon all-solid-state battery cells using established manufacturing processes on our initial pilot production line. We are currently constructing a second pilot production line, which we refer to as the EV cell pilot line, at our headquarters in Louisville, Colorado. The EV cell pilot line has been designed to produce 60 to 100 Ah all-solid-state battery cells, which we refer to as EV-scale. Once the EV cell pilot line is fully operational, we expect to begin producing EV-scale cells for internal testing during the third quarter of 2022. In addition, we are constructing a second facility in Thornton, Colorado primarily to expand our sulfide-based electrolyte production capability. We expect this facility to be brought on-line in the second half of 2022.

We are developing our All-Solid-State Platform to meet the performance and cost demands from both consumers and automotive original equipment manufacturers (“OEMs”), with the goal of outperforming the best performing liquid or gel electrolyte-based lithium-ion technologies in driving range, battery life, safety, and cost. We have partnered with industry leaders, such as Ford Motor Company, BMW of North America LLC, and SK On Co., Ltd., to refine and validate our all-solid-state cell designs and the sulfide-based solid electrolyte we manufacture at our headquarters in Louisville, Colorado. Specifically, we are developing our all-solid-state battery cell technology with the goal to improve, among other things:

●	Driving range through increased energy by enabling higher capacity anodes and cathodes that are otherwise not considered viable in a traditional lithium-ion battery cell.
●	Battery life through higher temperature stability compared to traditional lithium-ion and hybrid battery cells.
●	Safety of electric vehicle batteries through the removal of flammable and volatile liquids and gels from the battery cells.
●	Cost through simplifying the manufacturing process and removal or reduction of battery pack cooling systems and pack-level safety features typically seen in traditional lithium-ion battery packs.

Our business model comprises two strategic elements:

●	Licensing our all-solid-state battery cell designs and manufacturing know-how to our commercialization partners.

●	Selling our proprietary sulfide-based solid electrolyte material.

Our business model allows for multiple revenue streams and distinguishes us from our competition. Longer-term, we endeavor to be a leading producer and distributor of sulfide-based solid electrolyte material, which may be employed both in powering all-solid-state battery cells in electric vehicles and in other commercial applications. By not needing to construct capital intensive battery manufacturing facilities, which are commonly referred to as gigafactories, we believe we can be “capital light” compared to other development-stage battery companies that plan to produce their battery designs in-house.

The Business Combination

On December 8, 2021 (the “Closing Date”), Solid Power consummated its previously announced business combination pursuant to that certain Business Combination Agreement and Plan of Reorganization, dated June 15, 2021 (as amended, the “Business Combination Agreement”), by and among the Company, DCRC Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Solid Power Operating, Inc., a Colorado corporation (f/k/a Solid Power, Inc., “Legacy Solid Power”), following the approval at a special meeting of the stockholders of the Company held on December 7, 2021. Decarbonization Plus Acquisition Corporation III prior to the business combination is referred to herein as “DCRC.”

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

The business combination was accounted for as a reverse recapitalization, in accordance with generally accepted accounting principles in the United States (“GAAP”). Under this method of accounting, DCRC was treated as the “acquired” company for financial reporting purposes. Accordingly, the business combination was treated as the equivalent of Legacy Solid Power issuing stock for the net assets of DCRC, accompanied by a recapitalization, whereby no goodwill or other intangible assets was recorded. Operations prior to the business combination are those of Legacy Solid Power. While DCRC was the legal acquirer, because Legacy Solid Power was deemed the accounting acquirer, the historical financial statements of Legacy Solid Power became the historical financial statements of the combined company upon the consummation of the business combination.

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

Key Factors Affecting Operating Results

We are a research and development-stage company, with the goal to reach commercialization of our all-solid-state battery cells and sulfide-based electrolyte by 2028. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed in “Cautionary Note Regarding Forward-Looking Statements” appearing in this Report, which are incorporated by reference.

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

In addition to meeting our development goals on the expected timeline, future growth and demand for our products is highly dependent upon consumers adopting electric vehicles. The market for electric vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and factors, evolving government regulation and industry standards, and changing consumer demands and behaviors.

As a development-stage company, we have not yet generated material revenues through production of our electrolyte material or all-solid-state battery cell designs. Our revenue generated to date has primarily come from research and development performance on government contracts. We are and anticipate in the future deploying substantial capital to expand our sulfide-based electrolyte production, to install our EV cell pilot line, and in connection with research and development programs. These expenditures are needed to further development of our products and overall business. We also expect to incur significantly more administrative expenses as a publicly traded company than we did previously. For additional information, see “Results of Operations,” and “Liquidity and Capital Resources.”

COVID-19

The COVID-19 pandemic has disrupted supply chains and affected production and sales across a range of industries. The long-term extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the virus, mutations in the virus, vaccine distribution and uptake and the impact on our customers, employees, and vendors. The ultimate outcome of these matters is uncertain and, accordingly, the impact on our financial condition or results of operations is also uncertain. While the COVID-19 pandemic has presented challenges to our business, including having to devote additional time to managing our supply chain, having personnel out sick, implementing social distancing measures, and requiring certain employees to work from home in order to reduce office density, to date, we have not materially altered any terms with our contractors, suppliers, customers, other business partners or financing sources as a result of the COVID-19 pandemic.

Basis of Presentation

We currently conduct our business through one operating segment. As a research and development company with no commercial operations, our activities to date have been limited and were conducted primarily in the United States. Our historical results are reported under GAAP and in U.S. dollars.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Following the successful completion of the business combination in December 2021, we have expanded our development efforts through increased capital and operational expenditures. We have invested in our talent, continued to expand our facilities and capabilities, and incurred additional costs through our accelerated development timeline. We expect to continue to increase our spending in all operational areas through the remainder of 2022 in order to execute our development strategy.

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,
	(Unaudited)
($ in thousands)	2022	2021	Change	%
Revenue	$2,196	$480	$1,716	358%
Operating Expenses
Direct costs	2,030	514	1,516	295%
Research and development	6,661	3,106	3,555	114%
Marketing and sales	795	556	239	NM
General and administrative	4,022	597	3,425	574%
Total operating expenses	13,508	4,773	8,735	183%
Operating Loss	(11,312)	(4,293)	(7,019)	(163)%
Nonoperating Income (Expense)
Interest income	201	1	200	NM
Interest expense	(5)	(222)	217	NM
Other income	39	—	39	NM
Change in fair value of warrant liabilities	710	—	710	NM
Loss from change in fair value of embedded derivative liability	—	(2,680)	2,680	NM
Total nonoperating income (loss)	945	(2,901)	3,846	133%

Pretax Loss	(10,367)	(7,194)	(3,173)	(44)%
Income tax benefit	(23)	(53)	30	NM
Net Loss	$(10,344)	$(7,141)	(3,203)	(45)%
Other comprehensive loss	(330)	—	(330)	NM
Comprehensive loss attributable to Common Stockholders	$(10,674)	$(7,141)	(3,533)	(49)%

NM = Not meaningful

The key factors driving our first quarter 2022 results of operations, including our increased operating loss as compared to the corresponding period in 2021, were as follows:

●	Revenue and Direct costs – our overall revenue and direct costs increased, driven by higher levels of government and commercial contracts and activity.
●	Research and development – our research and development costs increased as we expanded the development efforts of our all-solid-state battery cells and electrolyte material, spending more on both materials and labor.
●	Marketing and sales – our marketing and sales costs increased as a result of an expansion of our sales and marketing team’s efforts to secure future new business and partners.
●	General and administrative – our general and administrative costs increased as a result of our public company status with increased professional service fees and labor costs associated with an increased headcount.
●	Nonoperating income – our nonoperating income increased as a result of a gain on the fair value adjustment of our warrant liabilities and an increase in interest income.

Liquidity and Capital Resources

Sources of Liquidity

Our sources of cash historically have been primarily derived from the sale of equity and, the business combination, with a small portion coming from performance on government contracts and commercial revenues. As discussed further below, we expect our sources of liquidity and cash flows will be sufficient to fund ongoing operations, research and development efforts, and to meet our anticipated capital expenditure needs.

As of March 31, 2022, we had $564 million of total liquidity (in the form of $450 million of cash and cash equivalents, $103 million of marketable securities, and $11 million of long-term investments). Our current liabilities were $6.5 million, primarily comprised of accounts payable, accrued compensation, and other accrued liabilities.

Short-Term Liquidity Requirements

We anticipate that our most significant capital expenditures in 2022 will relate to construction of our second production facility in Thornton, Colorado. The purpose of this facility is to scale production of our sulfide-based solid electrolyte to feed our EV cell pilot line. We expect to begin producing our sulfide-based solid electrolyte from this facility in the second half of 2022.

We are also investing significant capital in 2022 in connection with the installation of our EV cell pilot line at our Louisville, Colorado headquarters. The EV cell pilot line is designed to produce EV-scale all-solid-state battery cells as part of the automotive qualification process, which we expect to enter in late 2022. Once the EV cell pilot line is fully operational, we expect to begin producing EV-scale cells for internal testing during the third quarter of 2022.

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

We may, however, need additional cash if there are material changes to our business conditions or other developments, including changes to our operating plan, unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to the COVID-19 pandemic, competitive pressures, and regulatory developments. To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition, and prospects. For more information about risks related to our business, please see “Risk Factors.”

Cash Flows

The following tables summarize our cash flows from operating, investing, and financing activities for the periods presented.

	Three Months Ended March 31,
	(Unaudited)
($in thousands)	2022	2021
Net cash (used in) operating activities	(14,369)	(3,643)
Net cash (used in) investing activities	(48,881)	(97)
Net cash provided by financing activities	208	5,546

Cash flows used in operating activities:

The increase in cash used in operating activities from March 31, 2021 to March 31, 2022 was primarily attributable to an increase in research and development costs as well as increased general and administrative expense due to increased headcount. We expect cash flows used in operating activities to continue to increase as we accelerate both the pace and scope of our development efforts and work to achieve commercialization of our products. We also anticipate increased expenditures for general and administrative functions in connection with our status as a public company.

Cash flows used in investing activities:

The increase in cash used in investing activities from March 31, 2021 to March 31, 2022 is due to capital expenditures and purchase of marketable securities. Our capital expenditures were primarily custom manufacturing equipment we acquired in connection with our ongoing expansion of electrolyte production capabilities. We invested in marketable securities in an effort to achieve higher returns on our cash balance. We expect elevated cash use in investing activities as we build out our second production facility and install our EV cell pilot line. Each location requires investment in specialized equipment to facilitate the manufacturing process of sulfide-based solid electrolyte and our all-solid-state battery cells, respectively.

Cash flows provided by financing activities:

During the quarter ended March 31, 2021 we financed our operations through proceeds from a bank term loan, and the sales of convertible notes and redeemable convertible preferred stock. We retired the bank term loan and completed the business combination in December 2021. During the quarter ended March 31, 2022, we did not participate in any fundraising activities.

Critical Accounting Estimates

Except as discussed in Note 2 of our unaudited financial statements included in this Report, there were no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K, filed with the SEC on March 23, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to remediate the material weakness in our internal control over financial reporting as discussed in Part II, Item 9A., “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021. Management expects to remediate the material weakness in our internal control over financial reporting by December 31, 2022. See the section titled “Risk Factors—Risks Related to Finance and Accounting—Our auditors identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results” in Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Our business, prospects, reputation, results of operations and financial condition, as well as the price of our common stock and warrants, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. When any one or more of these risks materialize from time to time, our business, reputation, results of operations and financial condition, as well as the price of our common stock and warrants, can be materially and adversely affected. There have been no material changes to our risk factors since the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 5. Other Information

On May 5, 2022, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved adjustments to certain elements of the compensation of the Company’s executive officers, including Douglas Campbell, Chief Executive Officer; David B. Jansen, President and Chair of the Board of Directors; Kevin Paprzycki, Chief Financial Officer and Treasurer; and Jon Jacobs, Chief Marketing Officer (the “Covered Executives”).

Base Salary Adjustments and Target Bonus Amounts

As set forth in the table below, the Committee adjusted the base salary for each of the Covered Executives for 2022. The annual salary adjustment was retroactive to February 1, 2022.

Executive	Base Salary
Douglas Campbell	$340,000
David B. Jansen	$335,000
Kevin Paprzycki	$335,000
Jon Jacobs	$305,000

In addition, the Committee established an annual cash bonus target of 50% of the base salary that is actually paid to each of the Covered Executives. The target bonuses for the Covered Executives relate to the performance period from January 1, 2022 through December 31, 2022 pursuant to the Company’s Executive Incentive Compensation Plan. For each Covered Executive, the amount of the actual cash incentive bonus paid will be determined at the discretion of the Committee and based in part on the Committee’s assessment of the performance of the Company and applicable Covered Executive against certain objectives and goals established by the Committee. The objectives and goals are designed to align the incentives of the Company’s employees and management with the interests of the Company’s stockholders. Any bonus payments under the 2022 plan are expected to be made in the first quarter of 2023, subject to the Covered Executive’s continued employment with the Company on the payment date.

Long Term Incentive Compensation

On May 5, 2022, the Committee approved awards of time-vesting restricted stock units (“RSUs”) and stock options (“Options”) to the Covered Executives pursuant to the Company’s 2021 Equity Incentive Plan (the “Equity Plan”). The table below sets forth the target dollar values of the RSUs and Options grants:

Executive	Total Value	RSUs	Options
Douglas Campbell	$3,000,000	$1,500,000	$1,500,000
David B. Jansen	$1,500,000	$750,000	$750,000
Kevin Paprzycki	$1,200,000	$600,000	$600,000
Jon Jacobs	$725,000	$362,500	$362,500

The Company expects to make the foregoing RSUs and Options grants on or about May 12, 2022. The RSUs and the Options will each vest in four equal annual installments, with the initial vesting scheduled to occur on the first anniversary of the grant date, subject to the Covered Executive’s continued employment with the Company through each vesting date and subject to accelerated vesting upon the occurrence of certain specified events. The number of shares underlying the RSUs will be determined on the grant date under applicable accounting rules and by using a 30-day trailing average of the Company’s stock price. The number of shares underlying the Options will be determined using the Black-Scholes formula for fair value as of the grant date and a ten-year life.

Except as set forth above, there have been no other changes to any compensation arrangements with any Covered Executive.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit/Annex	Filing Date
2.1	Business Combination Agreement and Plan of Reorganization, dated as of June 15, 2021, by and among the Company, Merger Sub and Legacy Solid Power	424B3	333-258681	Annex A	November 10, 2021
2.2	First Amendment to the Business Combination Agreement, dated October 12, 2021, by and among the Company, Merger Sub and Legacy Solid Power	424B3	333-258681	Annex A-1	November 10, 2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40284	3.1	December 13, 2021
3.2	Amended and Restated Bylaws	8-K	001-40284	3.2	December 13, 2021
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its Inline XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2022	Solid Power, Inc.

By:	/s/ Douglas Campbell
Name:	Douglas Campbell
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kevin Paprzycki
Name:	Kevin Paprzycki
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)