Form 10-Q
period 2022-06-30
Solid Power, Inc.
filed 2022-08-10
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

174,545,062 shares of common stock were issued and outstanding as of August 5, 2022.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Solid Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and number of shares)

	June 30, 2022
	(Unaudited)	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$301,603	$513,447
Marketable securities	182,694	75,885
Contract receivables	2,031	829
Prepaid expenses and other current assets	2,864	4,216
Total current assets	489,192	594,377

Property, Plant and Equipment, net	59,409	22,082
Right-Of-Use Operating Lease Asset, net	7,346	—
Right-Of-Use Financing Lease Asset, net	204	—
Other Assets	1,209	602
Long-term Investments	49,873	—
Intangible Assets, net	843	619
Total assets	$608,076	$617,680

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$9,540	$4,326
Current portion of long-term debt	58	120
Deferred revenue	214	500
Accrued and other current liabilities:
Accrued compensation	2,227	1,151
Other accrued liabilities	805	2,269
Operating lease liabilities, short-term	674	—
Financing lease liabilities, short-term	47	—
Total current liabilities	13,565	8,366
Long-term Debt	—	10
Operating Lease Liabilities, Long-Term	7,312	—
Financing Lease Liabilities, Long-Term	152	—
Warrant Liabilities	21,837	50,020
Other Long-term Liabilities	—	393
Deferred Taxes	240	226
Total liabilities	43,106	59,015
Stockholders’ Equity
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 174,447,804 and 167,557,988 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	17	17
Additional paid in capital	572,456	568,183
Accumulated other comprehensive loss	(1,291)	—
Accumulated deficit	(6,212)	(9,535)
Total stockholders’ equity	564,970	558,665
Total liabilities and stockholders’ equity	$608,076	$617,680

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$2,582	$561	$4,778	$1,041
Operating expenses
Direct costs	2,987	540	5,017	1,055
Research and development	8,440	3,203	15,101	6,309
Marketing and sales	957	535	1,752	1,090
General and administrative	4,894	2,332	8,918	2,929
Total operating expenses	17,278	6,610	30,788	11,383
Operating loss	(14,696)	(6,049)	(26,010)	(10,342)
Non-operating income (expense)
Interest income	735	9	936	9
Interest expense	(5)	(121)	(10)	(342)
Other income (expense)	196	(3,100)	235	(3,100)
Change in fair value of warrant liabilities	27,473	—	28,183	—
Loss from change in fair value of embedded derivative liability	—	—	—	(2,680)
Total non-operating income (expense)	28,399	(3,212)	29,344	(6,113)

Pretax income (loss)	13,703	(9,261)	3,334	(16,455)
Income tax expense (benefit)	36	12	13	(41)
Net income (loss)	$13,667	$(9,273)	$3,321	$(16,414)
Other comprehensive loss	(961)	—	(1,291)	—
Comprehensive income (loss) attributable to common stockholders	$12,706	$(9,273)	$2,030	$(16,414)
Basic earnings (loss) per share	0.08	(0.10)	0.02	(0.21)
Diluted earnings (loss) per share	0.08	(0.10)	0.02	(0.21)
Weighted average shares outstanding – basic	174,128,230	88,944,577	173,266,760	79,568,181
Weighted average shares outstanding – diluted	174,703,533	88,944,577	173,566,001	79,568,181

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of December 31, 2021	167,557,988	$17	$568,183	$(9,535)	$—	$558,665
Net loss	—	—	—	(10,344)	—	(10,344)
Transaction fees		—	(12)			(12)
Stock options exercised	6,212,964	—	270	—	—	270
Stock-based compensation expense	—	—	1,596	—	—	1,596
Unrealized loss on marketable securities	—	—	—	—	(330)	(330)
Balance as of March 31, 2022	173,770,952	$17	$570,037	$(19,879)	$(330)	$549,845
Net income	—	—	—	13,667	—	13,667
Withholding of Employee taxes related to stock-based compensation	—	—	(58)	—	—	(58)
Shares issued for the vesting of restricted stock units	20,672	—	—	—	—	—
Stock options exercised	656,180	—	163	—	—	163
Stock-based compensation expense	—	—	2,314	—	—	2,314
Unrealized loss on marketable securities	—	—	—	—	(961)	(961)
Balance as of June 30, 2022	174,447,804	$17	$572,456	$(6,212)	$(1,291)	$564,970

	Common Stock		Additional Paid in	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of December 31, 2020	69,885,043	$7	$31,492	$(27,627)	$—	$3,872
Net loss	—	—	—	(7,141)	—	(7,141)
Beneficial conversion feature on convertible debt	—	—	4,875	—	—	4,875
Stock options exercised	276,822	—	17	—	—	17
Stock-based compensation expense	—	—	70	—	—	70
Balance as of March 31, 2021	70,161,865	$7	$36,454	$(34,768)	$—	$1,693
Net loss	—	—	—	(9,273)	—	(9,273)
Redemption of Series A-1 redeemable preferred stock	(1,065,432)	—	(6,041)	—	—	(6,041)
Issuance of redeemable preferred stock	27,930,998	3	140,436	—	—	140,439
Stock options exercised	501,995	—	53	—	—	53
Warrants exercised	4,731,542		15			15
Stock-based compensation expense	—	—	147	—	—	147
Balance as of June 30, 2021	102,260,968	$10	$171,064	$(44,041)	$—	$127,033

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$3,321	$(16,414)
Adjustments to reconcile net income (loss) to net cash and cash equivalents from operating activities:
Depreciation and amortization	1,782	1,102
Amortization of right-of-use assets	16	—
Loss on sale of property, plant and equipment	—	2
Stock compensation expense	3,910	217
Deferred taxes	13	(41)
Change in fair value of warrant liabilities	(28,183)	—
Accrued interest on convertible notes payable to be paid in kind	—	263
Loss from change in fair value of embedded derivative liability	—	2,680
Changes in operating assets and liabilities that provided (used) cash and cash equivalents:
Contract receivables	(1,202)	(110)
Prepaid expenses and other assets	744	(74)
Accounts payable	(2,796)	792
Deferred revenue	(286)	(38)
Accrued and other liabilities	(465)	1,500
Operating lease liability	188	(35)
Net cash and cash equivalents used in operating activities	(22,958)	(10,156)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(30,957)	(3,770)
Purchase of marketable securities and long-term investments	(212,792)	—
Proceeds from sales of marketable securities	54,819	—
Purchases of intangible assets	(228)	(85)
Net cash and cash equivalents used in investing activities	(189,158)	(3,855)

Cash Flows from Financing Activities
Proceeds from debt	—	958
Payments of debt	(71)	(1,574)
Proceeds from issuance of convertible note payable	—	4,875
Proceeds from exercise of common stock options	354	70
Receivable for exercise of common stock options	79	—
Proceeds from exercise of common stock warrants	—	15
Proceeds from issuance of Series B preferred stock	—	135,579
Preferred stock issuance costs	—	(4,511)
Redemption of preferred stock	—	(6,041)
Cash paid for withholding of Employee taxes related to stock-based compensation	(58)	—
Payments on finance lease liability	(20)	—
Transaction costs	(12)	—
Net cash and cash equivalents provided by financing activities	272	129,371

Net (decrease) increase in cash and cash equivalents	(211,844)	115,360
Cash and cash equivalents at beginning of period	513,447	4,974
Cash and cash equivalents at end of period	301,603	120,334

Supplemental information
Cash paid for interest	$5	$82
Accrued capital expenditures	$8,146	$2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business

Solid Power, Inc. (the “Company”), headquartered in Louisville, Colorado, is developing all-solid-state battery cell technology primarily for the electric vehicle market. The Company’s planned business model is to license its all-solid-state battery cell designs and manufacturing know-how to top tier battery manufacturers or automotive original equipment manufacturers and to sell its sulfide-based solid electrolyte for incorporation into all-solid-state battery cells. As of June 30, 2022, the Company has not derived material revenue from its principal business activities.

On December 8, 2021 (the “Closing Date”), the Company (f/k/a Decarbonization Plus Acquisition Corporation III (“DCRC”)) consummated its business combination pursuant to the Business Combination Agreement and Plan of Reorganization, dated June 15, 2021 (as amended, the “Business Combination Agreement”), among the Company, DCRC Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of DCRC (“Merger Sub”), and Solid Power Operating, Inc., a Colorado corporation (f/k/a Solid Power, Inc., “Legacy Solid Power”). Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into Legacy Solid Power, with Legacy Solid Power surviving the merger as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

Pursuant to the Business Combination Agreement, the Merger was accounted for as a reverse recapitalization (the “Reverse Recapitalization”) in accordance with generally accepted accounting principles in the United States (“GAAP”). Under this method of accounting, DCRC was treated as the “acquired” company and Legacy Solid Power is treated as the acquirer for financial reporting purposes. See Note 3.

Note 2 – Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 – Significant Accounting Policies to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and are supplemented by the Notes to the Condensed Consolidated Financial Statements (Unaudited) (the “Notes”) included in this Quarterly Report on Form 10-Q for the period ended June 30, 2022 (this “Report”). The financial statements included in this Report (including the Notes) should be read in conjunction with the 2021 Form 10-K.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the basis of GAAP. The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from those estimates. All dollar amounts presented herein are in U.S. dollars and are in thousands, except par value, share and per share amounts.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, marketable securities, and long-term investments. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents, marketable securities, and long-term investments by making deposits with several large, reputable financial institutions and investing in high credit rated instruments. See Note 8 for allocation of respective investment holdings.

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

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), followed by other related ASUs that provided targeted improvements and additional practical expedient options. On January 1, 2022, the Company adopted the standards under Topic 842 using the modified retrospective method and elected a number of the practical expedients in its implementation of Topic 842. The key change that affected the Company relates to accounting for operating leases for which it is the lessee that were historically off-balance sheet. The impact of adopting the standards resulted in the recognition of a right-of-use asset of $7,853 and lease liability of $8,246 on the Company’s condensed consolidated balance sheet on January 1, 2022, exclusive of previously recognized lease balances. The implementation of Topic 842 did not have a material effect on the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows for the six months ended June 30, 2022.

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

In accordance with guidance applicable to the Business Combination, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share issued to Legacy Solid Power’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Solid Power redeemable convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect an exchange ratio of approximately 3.182 (the “Exchange Ratio”). Activity within the condensed consolidated statements of stockholders’ equity for the issuances and repurchases of Legacy Solid Power’s redeemable convertible preferred stock were also retroactively converted to Legacy Solid Power common stock.

Note 4 – Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	June 30, 2022	December 31, 2021
Commercial production equipment	$17,229	$9,139
Laboratory equipment	1,422	1,316
Leasehold improvements	9,813	4,674
Computer equipment	468	416
Furniture and fixtures	394	321
Construction in progress	38,143	12,684
Total cost	67,654	28,550
Accumulated depreciation	(8,245)	(6,468)
Net property, plant and equipment	$59,409	$22,082

Depreciation and amortization expense related to property, plant and equipment are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Depreciation and amortization expense	$1,026	$556	$1,777	$1,098

Depreciation expenses for dedicated laboratory equipment and commercial production equipment are charged to research and development; other depreciation and amortization expenses are included in the Company’s overhead and are allocated across operating expenses on the accompanying condensed consolidated statements of operations based on Company personnel costs incurred.

In the second quarter of 2022, the Company expanded its cell production capabilities through the construction of a second dry room and installation of a second EV cell pilot line at its Louisville, Colorado facility, which is designed to produce larger format all-solid-state battery cells for the automotive qualification process. Construction in progress related to these efforts was $2,145 and $6,875 as of June 30, 2022 and December 31, 2021, respectively. Construction in progress related to multiple other projects at the Louisville, Colorado facility was $2,176 as of June 30, 2022.

The Company is expanding its sulfide-based solid electrolyte production to a second location in Thornton, Colorado. Scaling this production will allow it to produce larger quantities of electrolyte material required to feed the cell-production lines and continue research and development efforts. The Company expects to begin producing sulfide-based electrolyte from this facility in the first quarter of 2023. Construction in progress related to these efforts was $33,822 and $5,809 as of June 30, 2022 and December 31, 2021, respectively.

Note 5 – Intangible Assets

Intangible assets of the Company are summarized as follows:

	June 30, 2022		December 31, 2021
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(47)	$149	$(42)
Patents pending	718	—	503	—
Trademarks	9	—	9	—
Trademarks pending	14	—	—	—
Total amortized intangible assets	$890	$(47)	$661	$(42)

Amortization expense for intangible assets is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Amortization expense	$2	$2	$5	$4

Useful lives of intangible assets range from 3 to 20 years. Amortization expenses are allocated ratably across operating expenses on the accompanying condensed consolidated statements of operations.

Note 6 – Long-term Debt

Long-term debt is as follows:

	June 30, 2022	December 31, 2021
Various equipment notes payable to banks in monthly installments ranging from $1 to $2, including interest at 6.26 percent to 12.18 percent maturing from July 2022 through April 2023. The notes are collateralized by the financed equipment and guaranteed by a stockholder of the Company.	$58	$130
Total	58	130
Less current portion	58	120
Long‑term portion	$—	$10

Note Payable

On December 7, 2021, prior to the Closing, the Company used available cash to pay off the outstanding balance and remaining fees of a note payable to a commercial bank. The Company was in compliance with all financial covenants through the loan payoff on December 7, 2021.

Interest expense on long-term debt was $2 and $38 for the three months ended June 30, 2022 and 2021, respectively, and $5 and $79 for the six months ended June 30, 2022 and 2021, respectively.

Note 7 – Convertible Notes Payable

2020 Convertible Promissory Notes

On December 10, 2020 and December 18, 2020, the Company issued unsecured convertible promissory notes to investors in the total principal amount of $5,125, and on February 4, 2021, and March 1, 2021, the Company issued additional unsecured convertible promissory notes to investors in the total principal amount of $4,875, as part of a single financing (collectively, the “2020 Notes”). The 2020 Notes accrued interest at eight percent per annum. The 2020 Notes were converted into 1,007,965 shares of Legacy Solid Power Series B Preferred Stock, on May 5, 2021, in conjunction with the closing of the Legacy Solid Power Series B Preferred Stock (“Series B Financing”). The outstanding balance on the 2020 Notes, including accrued interest, was $10,228 when the 2020 Notes were converted to Legacy Solid Power Series B Preferred Stock. Interest expense for the 2020 Notes during for three and six months ended June 30, 2021 was $66 and $210, respectively. The principal of the 2020 Notes was included in Additional Paid In Capital and the fair value of the embedded derivative was recorded as a liability on Legacy Solid Power’s balance sheet. The fair value of the embedded derivative was $5,497. This balance was transferred, along with the accrued interest, to mezzanine equity upon conversion of the 2020 Notes to Series B Preferred Stock in conjunction with the Series B Financing.

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

See Note 8 – Fair Value Measurement for information about the assumptions that the Company used to measure the fair value of the 2019 Note. At December 31, 2020, the outstanding balance on the 2019 Note was $3,612. For three and six months ended June 30, 2021, interest expense of $16 and $53, respectively, was incurred related to the 2019 Note.

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

The fair value of debt instruments for which the Company has not elected fair value accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. The book values of the Company’s long-term debt approximate fair value because interest rates charged are similar to other financial instruments with similar terms and maturities and the rates vary in accordance with a market index. Most of the Company’s debt is carried on the condensed consolidated balance sheets on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting. Changes to the inputs used in these valuation models can have a significant impact on the estimated fair value of the Convertible Promissory Notes and the Company’s embedded derivatives.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As discussed in Note 7, all Convertible Promissory Notes were converted to Legacy Solid Power Series B Preferred Stock in May 2021. As of June 30, 2022 and December 31, 2021 the Company’s financial liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$36,003	$—	$—	$36,003
Corporate Bonds	$173,076	$—	$—	$173,076
Government Bonds	$17,634	$—	$—	$17,634
U.S. Treasuries	$5,854	$—	$—	$5,854

Liabilities
Public Warrants	$12,483	$—	$—	$12,483
Private Warrants	$—	$9,354	$—	$9,354

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$33,275	$—	$—	$33,275
Corporate Bonds	$39,593	$—	$—	$39,593
Government Bonds	$3,017	$—	$—	$3,017

Liabilities
Public Warrants	$26,483	$—	$—	$26,483
Private Warrants	$—	$23,537	$—	$23,537

The change in fair value of the Company’s marketable securities is included in Other Comprehensive loss. There were no transfers in and out of Level 3 fair value hierarchy during the three or six months ended June 30, 2022 and 2021.

Fair Value of Stock Warrants

The fair value of the Private Placement Warrants (defined below) has been estimated using a Black-Scholes model as of June 30, 2022 and December 31, 2021. The fair value of the Public Warrants (defined below) has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a level 1 input. The estimated fair value of the Private Placement Warrants is determined using Level 2 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s Public Warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. Refer to Note 9 for additional details on the Company’s warrant liabilities.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates:

	June 30, 2022	December 31, 2021
Exercise Price	$11.50	$11.50
Stock Price	$5.38	$8.74
Volatility	50.0%	48.9%
Term	4.44	4.94
Risk-free rate	2.96%	1.24%

The following table provides a reconciliation of the Public Warrants measured at fair value using Level 1 directly observable inputs and Private Placement Warrants measured at fair value using Level 2 directly or indirectly observable inputs:

	Public Warrants	Private Warrants
Date	Level 1 Fair Value	Level 2 Fair Value
December 31, 2021	$2.27	$3.07
Change in fair value	0.11	(0.26)
March 31, 2022	2.38	2.81
Change in fair value	(1.31)	(1.59)
June 30, 2022	$1.07	$1.22

The following tables provides a reconciliation of the June 30,2022 three and six month change in fair value for the Public Warrants and Private Placement Warrants:

				Six months change in
Warrant Class	Level	Shares	December 31, 2021	fair value	June 30, 2022
Public Warrants	1	11,666,636	$26,483	$(14,000)	$12,483
Private Warrants	2	7,666,667	23,537	(14,183)	9,354
Total		19,333,303	$50,020	$(28,183)	$21,837

				Three months change in
Warrant Class	Level	Shares	March 31, 2022	fair value	June 30, 2022
Public Warrants	1	11,666,636	$27,767	$(15,284)	$12,483
Private Warrants	2	7,666,667	21,543	(12,189)	9,354
Total		19,333,303	$49,310	$(27,473)	$21,837

Note 9 – Common Stock Warrant Liabilities

As of June 30, 2022 and December 31, 2021, there were 11,666,636 publicly traded warrants (“Public Warrants”) and 7,666,667 private placement warrants (“Private Placement Warrants,” and together with the Public Warrants, “Warrants”) outstanding. Each whole Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to customary adjustments. Only whole Warrants are exercisable. The Warrants became exercisable on January 7, 2022 and will expire on December 8, 2026.

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

The warrant liabilities were initially measured at fair value upon Closing of the Business Combination and subsequently re-measured at each reporting period. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $27,473 and $28,183 for the three and six months ending June 30, 2022, respectively.

Note 10 – Mezzanine Equity

In accordance with ASC 480, Legacy Solid Power’s Series A-1 Preferred Stock and Series B Preferred Stock (collectively, “Preferred Stock”) prior to the Business Combination were classified as mezzanine equity. Immediately prior to the Closing Legacy Solid Power had 14,069,187 shares of Series A-1 Preferred Stock outstanding and 8,777,812 shares of Series B Preferred Stock outstanding. Legacy Solid Power issued the Series B Preferred Stock in May 2021 in exchange for $135,579 of cash and the conversion of the 2019 Note and the 2020 Notes as discussed in Note 7. See Note 11 for a discussion of warrants issued with the Legacy Solid Power Series B Preferred Stock.

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

As a result of the Business Combination with DCRC on December 8, 2021 the Solid Power Series A-1 and Series B Preferred Stock converted to common stock. The 14,069,187 and 8,777,812 shares of Series A-1 Preferred Stock and Series B Preferred Stock were converted to the equivalent number of shares of Legacy Solid Power common stock prior to the impact of the common stock Exchange Ratio used to complete the Business Combination.

Note 11 – Stockholders’ Equity

Common Stock

Stock options exercised are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock options exercised	656,180	501,995	6,869,144	778,817

Cash received from options exercised under the Legacy Solid Power, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) for six months ended June 30, 2022 and 2021 was $354 and $70, respectively. As of June 30, 2022, there is an additional receivable for $79, related to options exercised and paid subsequent to the report date.

Legacy Solid Power Warrants

During 2015, Legacy Solid Power issued warrants to a third party to purchase 276,000 shares of Legacy Solid Power common stock at an exercise price of $0.00001088 per share, in conjunction with a licensing agreement. Management determined that equity classification is appropriate for these warrants. Legacy Solid Power recognized expense totaling $18 on the date of the grant that has been included as a component of Additional Paid In Capital within the condensed consolidated statement of stockholders’ equity. During 2020, Legacy Solid Power issued additional warrants to purchase 45,730 shares of common stock at an exercise price of $0.53 per share. Legacy Solid Power recognized expense totaling $16 on the date of the grant.

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

Note 12 – Stock Based Compensation

2014 Equity Incentive Plan and 2021 Equity Incentive Plan

At June 30, 2022, the Company had 27,181,312 shares of common stock underlying stock options outstanding under the 2014 Plan. Upon the Closing, the 2014 Plan was terminated and no additional grants will be made under the 2014 Plan.

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

As of June 30, 2022, the 2021 Plan permitted the Company to grant up to 24,991,018 shares of common stock to its employees, directors, and consultants, as designated by the board of directors. Awards may be issued in the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. The Company believes that such awards better align the interests of its employees with those of its stockholders.

The fair value of stock options and restricted stock units (“RSUs”) issued to employees and directors is recognized as compensation expense over the period of service that generally coincides with the vesting period of the award. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

For the three months and six months ended June 30, 2022, the Company recognized compensation costs totaling:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Equity-based compensation cost related to RSUs	$514	$—	$514	$—
Equity-based compensation cost related to stock options	1,800	147	3,396	217
Total equity-based compensation cost	$2,314	$147	$3,910	$217

The compensation costs are allocated ratably across operating expenses within the accompanying condensed consolidated statements of operations.

Stock Options

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

Options granted under the 2021 Plan generally have a ten-year term and vest as to 1/4th of these shares each year, commencing after one year after the initial date of grant. Option awards under the 2021 Plan are generally granted with an exercise price equal to the fair market value of Solid Power’s common stock at the date of grant. Certain option awards issued under the 2021 Plan provide for accelerated vesting if there is a change in control (as defined in the plan agreements).

The fair value for purposes of determining the compensation cost of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table. Expected volatilities are based on historical volatility of comparable companies. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of each option grant during the six months ended June 30, 2022 and 2021 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	Six months ended June 30,
	2022	2021
Approximate risk‑free rate	2.84%	0.80%
Volatility	44.69%	46.94%
Average expected life	6 years	6 years
Dividend yield	0%	0%
Weighted‑average grant date fair value	$7.26	$2.18
Estimated fair value of total options granted	$5,659	$1,004

Future compensation costs related to the unvested portion of stock options at June 30, 2022 and 2021 was $25,316 and $1,469, respectively, over a period of four years.

The following table summarizes stock options granted under the 2021 Plan during the six months ended June 30, 2022 and under the 2014 Plan during the year ended December 31, 2021, respectively:

	June 30, 2022	December 31, 2021
2021 Plan stock option grants	1,674,284	—
2014 Plan stock option grants	—	12,285,359

Restricted Stock Units

Effective April 1, 2022, the Company began granting RSUs in accordance with the terms of the 2021 Plan. The grant date fair value of RSUs awarded are determined based on the Company’s closing common share price on the NASDAQ on the trading day preceding the grant date. RSU awards for employees generally vest 1/4th per year commencing on the first anniversary of the grant date. RSU awards upon initial service as a director vest 1/3rd per year commencing on the first anniversary of the grant date. Annual RSU awards to directors generally fully vest on the one year anniversary of the grant date. Upon vesting, granted RSUs entitle the grantee to receive one share of common stock of the Company at no additional cost. Holders of unvested RSUs do not have voting or dividend rights.

The following table summarizes non-vested RSUs at June 30, 2022 and the changes for the period ended June 30, 2022:

		Weighted Average Grant
	RSU Shares	Date Fair Value
Non-vested, December 31, 2021	—	$—
Granted	970,857	7.64
Vested	(29,108)	7.26
Forfeited	(767)	8.67
Non-vested, June 30, 2022	940,982	$7.65

Future compensation costs related to the unvested portion of RSUs at June 30, 2022 was $6,366 over a period of four years.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“2021 ESPP”) originated with 3,778,000 shares of common stock available for issuance. As of June 30, 2022, 5,453,579 shares remained available for issuance. Beginning on January 1, 2022, the number of shares of Common Stock available for issuance under the 2021 ESPP shall increase each year by an amount equal to the lesser of (i) 3,778,000 shares of Common Stock; (ii) one percent of the total number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year; or (iii) a number of shares of Common Stock determined by the administrator no later than the last day of the immediately preceding fiscal year. As of June 30, 2022, the 2021 ESPP permitted the Company to issue up to 5,463,579 shares of common stock. At June 30, 2022, no shares of common stock had been issued under the 2021 ESPP.

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

Note 13 – Earnings (Loss) Per Share

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for June 30, 2022 and 2021. Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings per share also includes the dilutive effect of additional potential common shares issuable from stock-based awards and are determined using the treasury stock method. Basic earnings per share represents net earnings or loss attributable to Common Stock divided by the basic weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares, which includes the average dilutive effect of all potentially dilutive securities that are outstanding during the period. The unvested stock awards, warrants, and options are included in the number of shares outstanding for diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards, warrants, and options are excluded from the number of shares outstanding for diluted earnings per share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (loss)	$13,667	$(9,273)	$3,321	$(16,414)
Weighted average shares outstanding – Basic	174,128,230	88,944,577	173,266,760	79,568,181
Weighted average shares outstanding – Diluted	174,703,533	88,944,577	173,566,001	79,568,181
Basic earnings (loss) per share	$0.08	$(0.10)	$0.02	$(0.21)
Diluted earnings (loss) per share	0.08	(0.10)	0.02	(0.21)

Due to the net loss to common stockholders in 2021, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of the three and six months ended June 30, 2022 and 2021, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	2022	2021
Warrant Common Stock	19,333,303	1,878,386
2014 Equity Incentive Plan	27,161,312	23,640,068
2021 Equity Incentive Plan	1,674,284	—
Total potentially dilutive securities	48,168,899	25,518,454

Note 14 – Leases

The Company leases its headquarters, other warehouse space and certain equipment. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance and common area maintenance.

The Company’s headquarters, in Louisville, Colorado, are under a noncancelable operating lease with a maturity date in September 2024. In 2019, the Company amended the lease, agreeing to sublease additional space in the building, which sublease expires in December 2024.

On September 1, 2021, the Company entered into an Industrial Lease Agreement, in Thornton, Colorado, with the initial term through March 31, 2029. Under this operating lease, the Company has one option to renew for five years, which has been included in the calculation of lease liabilities and right-of-use assets at the adoption date of the lease accounting standard on January 1, 2022, as the exercise of the option was reasonably certain. As the renewal rent has not been negotiated, the Company used an estimated rent rate which approximated the fair market rent at adoption of ASC 842 on January 1, 2022 for the extension period. The Company is responsible for its proportionate share of common area maintenance, taxes, and insurance.

The Company has certain equipment leases classified as financing leases as of June 30, 2022.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Finance lease costs:
Amortization of right-of-use assets	$6	$15
Interest on lease liabilities	2	5
Operating lease costs	276	553
Total lease expense	$284	$573

The components of supplemental cash flow information related to leases are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Operating outgoing cash flows – finance lease	$2	$4
Financing outgoing cash flows – finance lease	10	20
Operating outgoing cash flows – operating lease	271	365
Right-of-use assets obtained in exchange for new finance lease liabilities	—	220
Right-of-use assets obtained in exchange for new operating lease liabilities	—	7,671

June 30, 2022
Finance lease
Weighted-average remaining lease term - finance lease (in years)	4.7
Weighted-average discount rate - finance lease	5.2%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	10.76
Weighted-average discount rate - operating lease	5.9%

As of June 30, 2022, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2022 (remaining six months)	$28	$546
2023	56	1,123
2024	56	1,068
2025	24	779
2026	22	802
Thereafter	38	6,584
Total	224	10,902
Less present value discount	(25)	(2,916)
Total lease liabilities	$199	$7,986

Note 15 – Retirement Plans

The Company sponsors a 401(k) plan for all eligible employees. The plan provides for the Company to make a discretionary matching contribution. Contributions to the plan totaled $151 and $67 for the three months ended June 30, 2022 and 2021, respectively, and $295 and $149 for the six months ended June 30, 2022 and 2021, respectively.

Note 16 – Income Taxes

The Company’s effective tax rate was 0.27% and (0.13)% for the three months ended June 30, 2022 and 2021, respectively, and 0.49% and 0.25% for the six months ended June 30, 2022 and 2021, respectively. Differences between the statutory rate and the Company’s effective tax rate resulted from changes in valuation allowance and permanent differences for tax purposes in the treatment of certain nondeductible expenses.

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

We are currently producing 0.2, 2, and 20 ampere-hour (“Ah”) high-content silicon all-solid-state battery cells using established manufacturing processes on our initial pilot production line. We recently installed a second pilot production line, which we refer to as the EV cell pilot line, at our headquarters in Louisville, Colorado. The EV cell pilot line has been designed to produce 60 to 100 Ah all-solid-state battery cells, which we refer to as EV-scale. We expect to begin producing EV-scale cells for internal testing during the third quarter of 2022 and begin delivering EV-scale cells to our automotive original equipment manufacturer (“OEM”) partners by the end of 2022 to commence the formal automotive qualification process. In addition, we are constructing a second facility in Thornton, Colorado primarily to expand our sulfide-based electrolyte production capability. Due to supply chain and permitting delays, we currently expect to begin producing sulfide-based solid electrolyte from this facility in the first quarter of 2023. However, as of the date of this Report, we do not expect this delay to materially impact our development timeline.

We are developing our All-Solid-State Platform to meet the performance and cost demands from both consumers and automotive OEMs, with the goal of outperforming the best performing liquid or gel electrolyte-based lithium-ion technologies in driving range, battery life, safety, and cost. We have partnered with industry leaders, such as Ford Motor Company, BMW of North America LLC, and SK On Co., Ltd., to refine and validate our all-solid-state cell designs and the sulfide-based solid electrolyte we manufacture at our headquarters in Louisville, Colorado. Specifically, we are developing our all-solid-state battery cell technology with the goal to improve, among other things:

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

We expect our business model to allow for multiple revenue streams, which we believe distinguishes us from our competition. Longer-term, we endeavor to be a leading producer and distributor of sulfide-based solid electrolyte material, which may be employed both in powering all-solid-state battery cells in electric vehicles and in other commercial applications. By not needing to construct capital intensive battery manufacturing facilities, which are commonly referred to as gigafactories, we believe we can be “capital light” compared to other development-stage battery companies that plan to produce their battery designs in-house.

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

As a result of the business combination, we became a Nasdaq-listed company, which requires that we continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased audit, compliance, and legal fees.

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

Specifically, the success of our business is dependent upon our ability to successfully develop and commercialize our products, which will require significant funding for capital and operating expenses and subject us to regulatory oversight. Prior to reaching commercialization, we must test and validate our products to ensure they meet the performance and safety requirements of our customers. We also will have to negotiate licensing and supply contracts with our customers on terms and conditions that are mutually acceptable. We also will need to scale production of our sulfide-based solid electrolyte material to satisfy anticipated demand. All of these factors will take time and affect our operating results, and, since many are difficult to quantify, our actual operating results may be different than we currently anticipate.

In addition to meeting our development goals on the expected timeline, future growth and demand for our products is highly dependent upon consumers adopting the use of electric vehicles. The market for electric vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and factors, evolving government regulation and industry standards, and changing consumer demands and behaviors.

As a development-stage company, we have not yet generated material revenues through production of our electrolyte material or all-solid-state battery cell designs. Our revenue generated to date has primarily come from research and development performance on government contracts. We have expended, and anticipate in the future expending, substantial funds to expand our sulfide-based solid electrolyte production, to install our EV cell pilot line, and in connection with research and development programs. These expenditures are needed to further development of our products and overall business. We also expect to incur significantly more administrative expenses as a publicly traded company than we did previously. For additional information, see “Results of Operations,” and “Liquidity and Capital Resources.”

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 to the Three and Six Months Ended June 30, 2021

During the three and six months ended June 30, 2022, we both expanded and accelerated our development efforts through increased capital and operational expenditures. We have invested in talent and expanded our facilities, production equipment, and capabilities. We expect to continue to increase our spending in all operational areas through the remainder of 2022 in order to execute our development strategy.

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2022	2021	Change	%	2022	2021	Change	%
Revenue	$2,582	$561	$2,021	360%	$4,778	$1,041	$3,737	359%
Operating Expenses
Direct costs	2,987	540	2,447	453%	5,017	1,055	3,962	376%
Research and development	8,440	3,203	5,237	164%	15,101	6,309	8,792	139%
Marketing and sales	957	535	422	79%	1,752	1,090	662	61%
General and administrative	4,894	2,332	2,562	110%	8,918	2,929	5,989	204%
Total operating expenses	17,278	6,610	10,668	161%	30,788	11,383	19,405	170%
Operating Loss	(14,696)	(6,049)	(8,647)	(143)%	(26,010)	(10,342)	(15,668)	151%
Nonoperating Income (expense)
Interest income	735	9	726	NM	936	9	927	NM
Interest expense	(5)	(121)	116	NM	(10)	(342)	332	NM
Other income (expense)	196	(3,100)	3,296	NM	235	(3,100)	3,335	NM
Change in fair value of warrant liabilities	27,473	—	27,473	NM	28,183	—	28,183	NM
Loss from change in fair value of embedded derivative liability	—	—	—	—	—	(2,680)	2,680	NM
Total nonoperating income (expense)	28,399	(3,212)	31,611	NM	29,344	(6,113)	35,457	NM
Pretax Income (loss)	13,703	(9,261)	22,964	NM	3,334	(16,455)	19,789	NM
Income tax (benefit) expense	36	12	24	NM	13	(41)	54	NM
Net income (loss)	$13,667	$(9,273)	$22,940	NM	$3,321	$(16,414)	$19,735	NM
Other comprehensive loss	(961)	—	(961)	NM	(1,291)	—	(1,291)	NM
Comprehensive income (loss) attributable to Common Stockholders	$12,706	$(9,273)	$21,979	237%	$2,030	$(16,414)	$18,444	112%

NM = Not meaningful

The key factors driving our results of operations for the three and six months ended June 30, 2022, including our increased operating loss as compared to the corresponding periods in 2021, were as follows:

●	Revenue and direct costs increased, driven by execution of our government contracts and performance under our collaborative arrangements.
●	Research and development costs increased as we invested more in both materials and labor to drive expanded development efforts of our all-solid-state battery cells.
●	General and administrative costs increased due to increased labor and professional services related to our status as a public company, as well to support ongoing development activities.
●	Nonoperating income increased as a result of a gain on the fair value adjustment of our warrant liabilities. Also contributing to the increase were an increase in interest income and the absence of expense associated with a manufacturing contract termination experienced in the same quarter of 2021.

Liquidity and Capital Resources

Sources of Liquidity

Our sources of cash have historically been primarily derived from the sale of equity and the business combination, with a small portion coming from performance on government contracts and commercial revenues.

As of June 30, 2022 and December 31, 2021, we had $534.2 and $589.3 million of total liquidity, respectively, as set forth below:

($ in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$301,603	$513,447
Marketable securities	182,694	75,885
Long-term investments	49,873	—
Total liquidity	$534,170	$589,332

Short-Term Liquidity Requirements

We anticipate that our most significant capital expenditures for the next 12 months will relate to construction of our second production facility in Thornton, Colorado. The purpose of this facility is to scale production of our sulfide-based solid electrolyte to feed our EV cell pilot line. As discussed above, we expect to begin producing our sulfide-based solid electrolyte from this facility in the first quarter of 2023. In addition, our short-term liquidity requirements include operating and capital expenses needed to further our development programs and to optimize our pilot production lines and electrolyte manufacturing capabilities.

Long-Term Liquidity Requirements

We believe that our cash on hand is sufficient to meet our operating cash needs (including expenditures for the increased pace and scope of development as well as increased public company costs), working capital and capital expenditure requirements for a period of at least the next 12 months, and longer term, until we generate adequate cash flows from licensing activities and/or electrolyte sales.

We may, however, need additional cash if there are material changes to our business conditions or other developments, including changes to our operating plan, unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to the COVID-19 pandemic, competitive pressures, and regulatory developments. To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, which may include not seeking potential acquisition opportunities, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition, and prospects. For more information about risks related to our business, please see “Risk Factors.”

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented:

	Six Months Ended June 30,
($ in thousands)	2022	2021
Net cash (used in) operating activities	$(22,958)	$(10,156)
Net cash (used in) investing activities	$(189,158)	$(3,855)
Net cash provided by financing activities	$272	$129,371

Cash flows used in operating activities:

The increase in cash used in operating activities was primarily attributable to an increase in research and development expenditures as well as increased general and administrative expense due to increased headcount and professional services related to public company expenses and ongoing development. We expect cash flows used in operating activities to continue to increase as we accelerate both the pace and scope of our development efforts and work to achieve commercialization of our products. We also anticipate increased expenditures for general and administrative functions in connection with our status as a public company.

Cash flows used in investing activities:

The increase in cash used in investing activities is due to capital expenditures, purchase of marketable securities and long-term investments. We invested in marketable securities and long-term investments in an effort to achieve higher returns on our cash balance. Our capital expenditures were primarily manufacturing equipment we acquired in connection with our ongoing expansion of electrolyte production capabilities and installation of our EV cell pilot line. We expect elevated investing activity as we complete build out our second production facility to manufacture sulfide-based solid electrolyte.

Cash flows provided by financing activities:

During the six months ended June 30, 2021 we financed our operations through proceeds from a bank term loan, and the sales of convertible notes and redeemable convertible preferred stock. We retired the bank term loan in connection with the business combination in December 2021. During the six months ended June 30, 2022, we did not participate in any fundraising activities.

Critical Accounting Estimates

Except as discussed in Note 2 of our unaudited financial statements included in this Report, there were no significant and material changes in our critical accounting policies and use of estimates during the three months ended June 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K, filed with the SEC on March 23, 2022.

Emerging Growth Company Status

We are an emerging growth company as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company through the end of the 2022 fiscal year. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Recent Accounting Pronouncements

See Note 2 to our audited financial statements, which are incorporated by reference, for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the three months ended June 30, 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to remediate the material weakness in our internal control over financial reporting as discussed in Part II, Item 9A., “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021. Management expects to remediate the material weakness in our internal control over financial reporting by December 31, 2022. See the section titled “Risk Factors—Risks Related to Finance and Accounting—Our auditors identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results” in Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Date: August 10, 2022	Solid Power, Inc.

By:	/s/ Douglas Campbell
Name:	Douglas Campbell
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kevin Paprzycki
Name:	Kevin Paprzycki
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)