Form 10-Q
period 2022-09-30
Solid Power, Inc.
filed 2022-11-09
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

175,814,364 shares of common stock were issued and outstanding as of November 4, 2022.

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

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

●	risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require, and to commercialize our technology in advance of competing technologies;
●	risks relating to the non-exclusive nature of our original equipment manufacturer and joint development agreement relationships;
●	our ability to negotiate and execute supply agreements with our partners on commercially reasonable terms;
●	our ability to protect our intellectual property, including in jurisdictions outside of the United States;
●	broad market adoption of electric vehicles and other technologies where we are able to deploy our all-solid-state batteries, if developed successfully;
●	our success in retaining or recruiting, or changes required in, our officers, key employees, including technicians and engineers, or directors;
●	changes in applicable laws or regulations;
●	risks related to technology systems and security breaches;
●	the possibility that COVID-19 or a future pandemic may adversely affect our results of operations, financial position and cash flows;
●	the possibility that we may be adversely affected by other economic, business or competitive factors, including supply chain interruptions, and may not be able to manage other risks and uncertainties;
●	risks relating to our status as an early stage company with a history of financial losses, and an expectation to incur significant expenses and continuing losses for the foreseeable future;
●	rollout of our business plan and the timing of expected business milestones;
●	the termination or reduction of government clean energy and electric vehicle incentives;
●	delays in the construction and operation of production facilities;

●	changes in domestic and foreign business, market, financial, political and legal conditions; and
●	those factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Solid Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and number of shares)

	September 30, 2022
	(Unaudited)	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$97,700	$513,447
Marketable securities	270,839	75,885
Contract receivables	3,301	829
Prepaid expenses and other current assets	2,444	4,216
Total current assets	374,284	594,377

Property, Plant and Equipment, net	74,381	22,082
Right-Of-Use Operating Lease Asset, net	7,181	—
Right-Of-Use Financing Lease Asset, net	800	—
Other Assets	1,178	602
Long-term Investments	139,034	—
Intangible Assets, net	921	619
Total assets	$597,779	$617,680

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$9,946	$4,326
Current portion of long-term debt	24	120
Deferred revenue	200	500
Accrued and other current liabilities:
Accrued compensation	2,905	1,151
Other accrued liabilities	1,157	2,269
Operating lease liabilities, short-term	691	—
Financing lease liabilities, short-term	231	—
Total current liabilities	15,154	8,366
Long-term Debt	2	10
Operating Lease Liabilities, Long-Term	7,134	—
Financing Lease Liabilities, Long-Term	545	—
Warrant Liabilities	21,837	50,020
Other Long-term Liabilities	—	393
Deferred Taxes	156	226
Total liabilities	44,828	59,015
Stockholders’ Equity
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 175,741,566 and 167,557,988 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	18	17
Additional paid in capital	575,381	568,183
Accumulated other comprehensive loss	(3,837)	—
Accumulated deficit	(18,611)	(9,535)
Total stockholders’ equity	552,951	558,665
Total liabilities and stockholders’ equity	$597,779	$617,680

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$2,813	$628	$7,591	$1,669
Operating expenses
Direct costs	3,544	709	8,561	1,764
Research and development	9,710	4,400	24,811	10,709
Marketing and sales	864	729	2,615	1,819
General and administrative	4,294	3,271	13,212	6,200
Total operating expenses	18,412	9,109	49,199	20,492
Operating loss	(15,599)	(8,481)	(41,608)	(18,823)
Non-operating income (expense)
Interest income	1,777	18	2,713	27
Interest expense	(12)	(32)	(22)	(374)
Other income (expense)	1,351	(2)	1,587	(3,102)
Change in fair value of warrant liabilities	—	—	28,183	—
Loss from change in fair value of embedded derivative liability	—	—	—	(2,680)
Total non-operating income (expense)	3,116	(16)	32,461	(6,129)

Pretax loss	(12,483)	(8,497)	(9,147)	(24,952)
Income tax expense (benefit)	(84)	(47)	(71)	(88)
Net loss	$(12,399)	$(8,450)	$(9,076)	$(24,864)
Other comprehensive loss	(2,546)	—	(3,837)	—
Comprehensive loss attributable to common stockholders	$(14,945)	$(8,450)	$(12,913)	$(24,864)
Net loss per share – Basic and Diluted	(0.07)	(0.08)	(0.05)	(0.28)
Weighted average shares outstanding – Basic and Diluted	175,025,984	102,389,770	173,859,649	87,258,952

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of December 31, 2021	167,557,988	$17	$568,183	$(9,535)	$—	$558,665
Net income	—	—	—	3,323	—	3,323
Transaction fees		—	(12)			(12)
Stock options exercised	6,869,144	—	433	—	—	433
Stock-based compensation expense	—	—	3,910	—	—	3,910
Unrealized loss on marketable securities	—	—	—	—	(1,291)	(1,291)
Withholding of Employee taxes related to stock-based compensation	—	—	(58)	—	—	(58)
Shares issued for the vesting of restricted stock units	20,672	—	—	—	—	—
Balance as of June 30, 2022	174,447,804	$17	$572,456	$(6,212)	$(1,291)	$564,970
Net loss	—	—	—	(12,399)	—	(12,399)
Stock options exercised	1,293,762	1	337	—	—	338
Stock-based compensation expense	—	—	2,588	—	—	2,588
Unrealized loss on marketable securities	—	—	—	—	(2,546)	(2,546)
Balance as of September 30, 2022	175,741,566	$18	$575,381	$(18,611)	$(3,837)	$552,951

	Common Stock		Additional Paid in	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of December 31, 2020	69,885,043	$7	$31,492	$(27,627)	$—	$3,872
Net loss	—	—	—	(16,414)	—	(16,414)
Beneficial conversion feature on convertible debt	—	—	4,875	—	—	4,875
Redemption of Series A-1 redeemable preferred stock	(1,065,432)	—	(6,041)	—	—	(6,041)
Issuance of redeemable preferred stock	27,930,998	3	140,436	—	—	140,439
Stock options exercised	778,817	—	70	—	—	70
Warrants exercised	4,731,542		15			15
Stock-based compensation expense	—	—	217	—	—	217
Balance as of June 30, 2021	102,260,968	$10	$171,064	$(44,041)	$—	$127,033
Net loss	—	—	—	(8,450)	—	(8,450)
Stock options exercised	226,558	—	32	—	—	32
Warrants exercised	—	—	—	—	—	—
Stock-based compensation expense	—	—	758	—	—	758
Balance as of September 30, 2021	102,487,526	$10	$171,853	$(52,491)	$—	$119,373

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(9,076)	$(24,864)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	3,437	1,673
Amortization of right-of-use assets	51	—
Loss on sale of property, plant and equipment	4	4
Stock compensation expense	6,498	975
Deferred taxes	(71)	(88)
Change in fair value of warrant liabilities	(28,183)	—
Amortization of premiums and accretion of discounts on marketable securities	(1,170)
Accrued interest on convertible notes payable to be paid in kind	—	263
Loss from change in fair value of embedded derivative liability	—	2,680
Changes in operating assets and liabilities that provided (used) cash and cash equivalents:
Contract receivables	(2,473)	(365)
Prepaid expenses and other assets	2,101	(876)
Accounts payable	(2,215)	1,070
Deferred revenue	(300)	20
Accrued and other liabilities	719	1,530
Operating lease liability	192	(55)
Net cash and cash equivalents used in operating activities	(30,486)	(18,033)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(47,915)	(6,573)
Purchase of marketable securities and long-term investments	(448,757)	—
Proceeds from sales of marketable securities	111,198	—
Purchases of intangible assets	(308)	(189)
Net cash and cash equivalents used in investing activities	(385,782)	(6,762)

Cash Flows from Financing Activities
Proceeds from debt	—	957
Payments of debt	(104)	(1,883)
Proceeds from issuance of convertible note payable	—	4,875
Proceeds from exercise of common stock options	771	102
Proceeds from exercise of common stock warrants	—	15
Proceeds from issuance of Series B preferred stock	—	135,579
Preferred stock issuance costs	—	(4,511)
Redemption of preferred stock	—	(6,041)
Cash paid for withholding of employee taxes related to stock-based compensation	(58)	—
Payments on finance lease liability	(76)	—
Transaction costs	(12)	—
Net cash and cash equivalents provided by financing activities	521	129,093

Net (decrease) increase in cash and cash equivalents	(415,747)	104,298
Cash and cash equivalents at beginning of period	513,447	4,974
Cash and cash equivalents at end of period	97,700	109,272

Supplemental information
Cash paid for interest	$5	$112
Accrued capital expenditures	$7,818	$—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business

Solid Power, Inc. (the “Company”), headquartered in Louisville, Colorado, is developing all-solid-state battery cell technology primarily for the electric vehicle market. The Company’s planned business model is to license its all-solid-state battery cell designs and manufacturing know-how to top tier battery manufacturers or automotive original equipment manufacturers and to sell its sulfide-based solid electrolyte for incorporation into all-solid-state battery cells. As of September 30, 2022, the Company has not derived material revenue from its principal business activities.

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

Note 2 – Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 – Significant Accounting Policies to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and are supplemented by the Notes to the Condensed Consolidated Financial Statements (Unaudited) (the “Notes”) included in this Quarterly Report on Form 10-Q for the period ended September 30, 2022 (this “Report”). The financial statements included in this Report (including the Notes) should be read in conjunction with the 2021 Form 10-K.

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

Leases

The Company accounts for its leases under ASU No. 2016-02, Leases (Topic 842). Under this guidance, the Company classifies contracts meeting the definition of a lease as operating or financing leases, and leases are recorded on the condensed consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses, including common maintenance fees, insurance and property tax, are recorded when incurred.

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election, and instead recognizes rent expense on a straight-line basis over the lease term.

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), followed by other related ASUs that provided targeted improvements and additional practical expedient options. On January 1, 2022, the Company adopted the standards under Topic 842 using the modified retrospective method and elected a number of the practical expedients in its implementation of Topic 842. The key change that affected the Company relates to accounting for operating leases for which it is the lessee that were historically off-balance sheet. The impact of adopting the standards resulted in the recognition of a right-of-use asset of $7,853 and lease liability of $8,246 on the Company’s condensed consolidated balance sheet on January 1, 2022, exclusive of previously recognized lease balances. The implementation of Topic 842 did not have a material effect on the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows for the nine months ended September 30, 2022.

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

In accordance with guidance applicable to the Business Combination, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Solid Power’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Solid Power redeemable convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect an exchange ratio of approximately 3.182 (the “Exchange Ratio”). Activity within the condensed consolidated statements of stockholders’ equity for the issuances and repurchases of Legacy Solid Power’s redeemable convertible preferred stock were also retroactively converted to Legacy Solid Power common stock.

Note 4 – Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	September 30, 2022	December 31, 2021
Commercial production equipment	$19,272	$9,139
Laboratory equipment	2,379	1,316
Leasehold improvements	11,806	4,674
Furniture and computer equipment	860	737
Construction in progress	49,966	12,684
Total cost	84,283	28,550
Accumulated depreciation	(9,902)	(6,468)
Net property, plant and equipment	$74,381	$22,082

Depreciation and amortization expense related to property, plant and equipment are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Depreciation and amortization expense	$1,653	$569	$3,430	$1,666

Depreciation expenses for dedicated laboratory equipment and commercial production equipment are charged to research and development; other depreciation and amortization expenses are included in the Company’s overhead and are allocated across operating expenses on the accompanying condensed consolidated statements of operations based on Company personnel costs incurred.

In 2022, the Company expanded its cell production capabilities through the construction of a second dry room and installation of a second EV cell pilot line at its Louisville, Colorado facility, which is designed to produce larger format all-solid-state battery cells for the automotive qualification process. Construction in progress related to these efforts was $2,010 and $6,875 as of September 30, 2022 and December 31, 2021, respectively. Construction in progress related to multiple other projects at the Louisville, Colorado facility was $1,521 as of September 30, 2022.

The Company is expanding its sulfide-based solid electrolyte production to a second location in Thornton, Colorado. Scaling this production will allow it to produce larger quantities of electrolyte material required to feed the cell-production lines and continue research and development efforts. The Company expects to begin producing sulfide-based electrolyte from this facility in the first quarter of 2023. Construction in progress related to these efforts was $46,435 and $5,809 as of September 30, 2022 and December 31, 2021, respectively.

Note 5 – Intangible Assets

Intangible assets of the Company are summarized as follows:

	September 30, 2022		December 31, 2021
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(49)	$149	$(42)
Patents pending	796	—	503	—
Trademarks	9	—	9	—
Trademarks pending	16	—	—	—
Total amortized intangible assets	$970	$(49)	$661	$(42)

Amortization expense for intangible assets is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Amortization expense	$2	$2	$7	$7

Useful lives of intangible assets range from 3 to 20 years. Amortization expenses are allocated ratably across operating expenses on the accompanying condensed consolidated statements of operations.

Note 6 – Long-term Debt

Long-term debt is as follows:

	September 30, 2022	December 31, 2021
Various equipment notes payable to banks in monthly installments ranging from $1 to $2, including interest at 6.26 percent to 12.18 percent maturing from July 2022 through April 2023. The notes are collateralized by the financed equipment and guaranteed by a stockholder of the Company.	$26	$130
Total	26	130
Less current portion	24	120
Long‑term portion	$2	$10

Note Payable

On December 7, 2021, prior to the Closing, the Company used available cash to pay off the outstanding balance and remaining fees of a note payable to a commercial bank. The Company was in compliance with all financial covenants through the loan payoff on December 7, 2021.

Interest expense on long-term debt was $1 and $32 for the three months ended September 30, 2022 and 2021, respectively, and $6 and $111 for the nine months ended September 30, 2022 and 2021, respectively.

Note 7 – Convertible Notes Payable

2020 Convertible Promissory Notes

On December 10, 2020 and December 18, 2020, the Company issued unsecured convertible promissory notes to investors in the total principal amount of $5,125, and on February 4, 2021, and March 1, 2021, the Company issued additional unsecured convertible promissory notes to investors in the total principal amount of $4,875, as part of a single financing (collectively, the “2020 Notes”). The 2020 Notes accrued interest at eight percent per annum. The 2020 Notes were converted into 1,007,965 shares of Legacy Solid Power Series B Preferred Stock, on May 5, 2021, in conjunction with the closing of the Legacy Solid Power Series B Preferred Stock (“Series B Financing”). The outstanding balance on the 2020 Notes, including accrued interest, was $10,228 when the 2020 Notes were converted to Legacy Solid Power Series B Preferred Stock. Interest expense for the 2020 Notes for three and nine months ended September 30, 2021 was $0 and $210, respectively. The principal of the 2020 Notes was included in Additional Paid In Capital and the fair value of the embedded derivative was recorded as a liability on Legacy Solid Power’s balance sheet. The fair value of the embedded derivative was $5,497. This balance was transferred, along with the accrued interest, to mezzanine equity upon conversion of the 2020 Notes to Series B Preferred Stock in conjunction with the Series B Financing.

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

See Note 8 – Fair Value Measurement for information about the assumptions that the Company used to measure the fair value of the 2019 Note. At December 31, 2020, the outstanding balance on the 2019 Note was $3,612. For the three and nine months ended September 30, 2021, interest expense of $0 and $53, respectively, was incurred related to the 2019 Note.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As discussed in Note 7, all Convertible Promissory Notes were converted to Legacy Solid Power Series B Preferred Stock in May 2021. As of September 30, 2022 and December 31, 2021 the Company’s financial liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$146,572	$—	$—	$146,572
Corporate Bonds	$208,824	$—	$—	$208,824
Government Bonds	$42,938	$—	$—	$42,938
U.S. Treasuries	$11,539	$—	$—	$11,539

Liabilities
Public Warrants	$12,483	$—	$—	$12,483
Private Warrants	$—	$9,354	$—	$9,354

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$33,275	$—	$—	$33,275
Corporate Bonds	$39,593	$—	$—	$39,593
Government Bonds	$3,017	$—	$—	$3,017

Liabilities
Public Warrants	$26,483	$—	$—	$26,483
Private Warrants	$—	$23,537	$—	$23,537

The change in fair value of the Company’s marketable securities is included in Other Comprehensive loss. There were no transfers in and out of Level 3 fair value hierarchy during the three or nine months ended September 30, 2022 and 2021.

Fair Value of Stock Warrants

The fair value of the Private Placement Warrants (defined below) has been estimated using a Black-Scholes model as of September 30, 2022 and December 31, 2021. The fair value of the Public Warrants (defined below) has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a level 1 input. The estimated fair value of the Private Placement Warrants is determined using Level 2 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s Public Warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. Refer to Note 9 for additional details on the Company’s warrant liabilities.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates:

	September 30, 2022	December 31, 2021
Exercise Price	$11.50	$11.50
Stock Price	$5.26	$8.74
Volatility	51.5%	48.9%
Term	4.19	4.94
Risk-free rate	4.05%	1.24%

The following table provides a reconciliation of the Public Warrants measured at fair value using Level 1 directly observable inputs and Private Placement Warrants measured at fair value using Level 2 directly or indirectly observable inputs:

	Public Warrants	Private Warrants
Date	Level 1 Fair Value	Level 2 Fair Value
December 31, 2021	$2.27	$3.07
Change in fair value	(1.20)	(1.85)
June 30, 2022	1.07	1.22
Change in fair value	—	—
September 30, 2022	$1.07	$1.22

The following tables provides a reconciliation of the September 30,2022 three and nine month change in fair value for the Public Warrants and Private Placement Warrants:

				Nine months change in
Warrant Class	Level	Shares	December 31, 2021	fair value	September 30, 2022
Public Warrants	1	11,666,636	$26,483	$(14,000)	$12,483
Private Warrants	2	7,666,667	23,537	(14,183)	9,354
Total		19,333,303	$50,020	$(28,183)	$21,837

				Three months change in
Warrant Class	Level	Shares	June 30, 2022	fair value	September 30, 2022
Public Warrants	1	11,666,636	$12,483	$—	$12,483
Private Warrants	2	7,666,667	9,354	—	9,354
Total		19,333,303	$21,837	$—	$21,837

Note 9 – Common Stock Warrant Liabilities

As of September 30, 2022 and December 31, 2021, there were 11,666,636 publicly traded warrants (“Public Warrants”) and 7,666,667 private placement warrants (“Private Placement Warrants,” and together with the Public Warrants, “Warrants”) outstanding. Each whole Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to customary adjustments. Only whole Warrants are exercisable. The Warrants became exercisable on January 7, 2022 and will expire on December 8, 2026.

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

The warrant liabilities were initially measured at fair value upon Closing of the Business Combination and subsequently re-measured at each reporting period. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $0 and $28,183 for the three- and nine-months ending September 30, 2022, respectively.

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

As a result of the Business Combination with DCRC on December 8, 2021, the Solid Power Series A-1 and Series B Preferred Stock converted to common stock. The 14,069,187 and 8,777,812 shares of Series A-1 Preferred Stock and Series B Preferred Stock were converted to the equivalent number of shares of Legacy Solid Power common stock prior to the impact of the common stock Exchange Ratio used to complete the Business Combination.

Note 11 – Stockholders’ Equity

Common Stock

Stock options exercised are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock options exercised	1,293,762	226,558	8,162,906	1,005,375

Cash received from options exercised under the Legacy Solid Power, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) for the nine months ended September 30, 2022 and 2021 was $771 and $102, respectively.

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

Note 12 – Stock Based Compensation

2014 Equity Incentive Plan and 2021 Equity Incentive Plan

At September 30, 2022, the Company had 25,827,919 shares of common stock underlying stock options outstanding under the 2014 Plan. Upon the Closing, the 2014 Plan was terminated and no additional grants will be made under the 2014 Plan.

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

As of September 30, 2022, the 2021 Plan permitted the Company to grant up to 24,821,940 shares of common stock to its employees, directors, and consultants, as designated by the board of directors. Awards may be issued in the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. The Company believes that such awards better align the interests of its employees with those of its stockholders.

The fair value of stock options and restricted stock units (“RSUs”) issued to employees and directors is recognized as compensation expense over the period of service that generally coincides with the vesting period of the award. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

For the three months and nine months ended September 30, 2022, the Company recognized compensation costs totaling:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Equity-based compensation cost related to RSUs	$618	$—	$1,133	$—
Equity-based compensation cost related to stock options	1,970	758	5,365	975
Total equity-based compensation cost	$2,588	$758	$6,498	$975

Equity-based compensation costs are allocated ratably across operating expenses within the accompanying condensed consolidated statements of operations.

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

The fair value of each option grant during the nine months ended September 30, 2022 and 2021 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	Nine months ended September 30,
	2022	2021
Approximate risk‑free rate	2.84%	0.88%
Volatility	44.69%	42.47%
Average expected life	6 years	6 years
Dividend yield	0%	0%
Weighted‑average grant date fair value	$7.26	$4.62
Estimated fair value of total options granted	$5,659	$14,484

Future compensation costs related to the unvested portion of stock options as of September 30, 2022 and 2021 was $23,324 and $14,189, respectively, over a period of four years.

The following table summarizes stock options granted under the 2021 Plan during the nine months ended September 30, 2022 and under the 2014 Plan during the year ended December 31, 2021, respectively:

	September 30, 2022	December 31, 2021
2021 Plan stock option grants	1,674,284	—
2014 Plan stock option grants	—	12,285,359

Restricted Stock Units

Effective April 1, 2022, the Company began granting RSUs in accordance with the terms of the 2021 Plan. The grant date fair value of RSUs awarded are determined based on the Company’s closing common share price on the NASDAQ on the trading day preceding the grant date. RSU awards for employees generally vest 1/4th per year commencing on the first anniversary of the grant date. RSU awards upon initial service as a director vest 1/3rd per year commencing on the first anniversary of the grant date. Annual RSU awards to directors generally fully vest on the one-year anniversary of the grant date. Upon vesting, granted RSUs entitle the grantee to receive one share of common stock of the Company at no additional cost. Holders of unvested RSUs do not have voting or dividend rights.

The following table summarizes non-vested RSUs at September 30, 2022 and the changes for the period ended September 30, 2022:

		Weighted Average Grant
	RSU Shares	Date Fair Value
Non-vested, December 31, 2021	—	$—
Granted	1,139,935	7.42
Vested	(29,108)	7.26
Forfeited	(1,689)	8.67
Non-vested, September 30, 2022	1,109,138	$7.42

Future compensation costs related to the unvested portion of RSUs at September 30, 2022 was $6,803 over a period of four years.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) originated with 3,778,000 shares of common stock available for issuance. As of September 30, 2022, 5,453,579 shares remained available for issuance. Beginning on January 1, 2022, the number of shares of Common Stock available for issuance under the 2021 ESPP shall increase each year by an amount equal to the lesser of (i) 3,778,000 shares of Common Stock; (ii) one percent of the total number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year; or (iii) a number of shares of Common Stock determined by the administrator no later than the last day of the immediately preceding fiscal year. As of September 30, 2022, the 2021 ESPP permitted the Company to issue up to 5,463,579 shares of common stock. Substantially all employees will be eligible to participate in the ESPP and through payroll deductions will be able to purchase shares on dates determined by the administrator. The first offering period under the ESPP will run from November 16, 2022 through May 15, 2023. At September 30, 2022, no shares of common stock had been issued under the 2021 ESPP.

The 2021 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. However, with respect to the Section 423 Component, an employee may not be granted rights to purchase stock under the 2021 ESPP if the employee, immediately after the grant, would own (directly or through attribution) stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s common stock. The purchase price per share sold pursuant to the 2021 ESPP will be the lower of (i) 85% of the fair market value of common stock on the enrollment date or (ii) 85% of the fair market value on the exercise date. Each offering period will span up to six months. Purchases may be up to 15% of qualified compensation, with an annual limit of $25,000.

Note 13 – Earnings (Loss) Per Share

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for September 30, 2022 and 2021. Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings per share also includes the dilutive effect of additional potential common shares issuable from stock-based awards and are determined using the treasury stock method. Basic earnings per share represents net earnings or loss attributable to Common Stock divided by the basic weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares, which includes the average dilutive effect of all potentially dilutive securities that are outstanding during the period. The unvested stock awards, warrants, and options are included in the number of shares outstanding for diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards, warrants, and options are excluded from the number of shares outstanding for diluted earnings per share calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss)	$(12,399)	$(8,450)	$(9,076)	$(24,864)
Weighted average shares outstanding – Basic and diluted	175,025,984	102,389,770	173,859,649	87,258,952
Basic and diluted (loss) per share	(0.07)	(0.08)	(0.05)	(0.28)

Due to the net loss to common stockholders in 2022 and 2021, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of the three and nine months ended September 30, 2022 and 2021, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Warrant Common Stock	19,333,303	1,878,386	19,333,303	1,878,386
2021 Equity Incentive Plan – Restricted Stock Units	1,078,129	—	558,910	—
2014 & 2021 Equity Incentive Plan – Stock Options	25,217,862	22,812,400	26,109,658	23,872,378
Total potentially dilutive securities	45,629,294	24,690,785	46,001,871	25,750,764

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

The Company has certain equipment leases classified as financing leases as of September 30, 2022.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Finance lease costs:
Amortization of right-of-use assets	$36	$51
Interest on lease liabilities	11	16
Operating lease costs	277	830
Total lease expense	$324	$897

The components of supplemental cash flow information related to leases are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Operating outgoing cash flows – finance lease	$8	$12
Financing outgoing cash flows – finance lease	56	76
Operating outgoing cash flows – operating lease	273	638
Right-of-use assets obtained in exchange for new finance lease liabilities	637	857
Right-of-use assets obtained in exchange for new operating lease liabilities	—	7,671

September 30, 2022
Finance lease
Weighted-average remaining lease term - finance lease (in years)	3.51
Weighted-average discount rate - finance lease	6.10%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	10.59
Weighted-average discount rate - operating lease	5.9%

As of September 30, 2022, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2022 (remaining three months)	$67	$274
2023	269	1,123
2024	269	1,068
2025	147	779
2026	52	802
Thereafter	53	6,584
Total	857	10,630
Less present value discount	82	2,805
Total lease liabilities	$775	$7,825

Note 15 – Retirement Plans

The Company sponsors a 401(k) plan for all eligible employees. The plan provides for the Company to make a discretionary matching contribution. Contributions to the plan totaled $159 and $77 for the three months ended September 30, 2022 and 2021, respectively, and $454 and $226 for the nine months ended September 30, 2022 and 2021, respectively.

Note 16 – Income Taxes

The Company’s effective tax rate was 0.68% and 0.55% for the three months ended September 30, 2022 and 2021, respectively, and 0.78% and 0.35% for the nine months ended September 30, 2022 and 2021, respectively. Differences between the statutory rate and the Company’s effective tax rate resulted from changes in valuation allowance and permanent differences for tax purposes in the treatment of certain nondeductible expenses.

Note 17 – Contingencies

In the normal course of business, the Company may be party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company. DCRC, the predecessor to the Company, received a demand letter dated August 31, 2021 from counsel purporting to represent a shareholder of DCRC alleging that the proposed vote on the Authorized Share Charter Proposal (the “Proposal”) for the proposed business combination with Legacy Solid Power violated Section 242(b)(2) of the Delaware General Corporation law and demanded that DCRC provide DCRC’s Class A stockholders with a separate class vote on the Proposal. DCRC subsequently provided for the Class A stockholders to have a separate class vote on the Proposal share increase. The Proposal was approved and the Business Combination closed. The counsel who issued this demand letter made a fee demand (the “Fee Demand”) for prompting the change in the Proposal. The Company accrued a liability of $500 on its Consolidated Balance Sheets as of December 31, 2021 in anticipation of settling the Fee Demand. On March 10, 2022, the Company settled the Fee Demand for an amount that is materially consistent with the Company’s accrual.

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

We are currently producing high-content silicon all-solid-state battery cells using established manufacturing processes on both our initial pre-pilot production line and our recently installed EV cell pilot line. The EV cell pilot line has been designed to produce 60 to 100 ampere hour (“Ah”) all-solid-state battery cells, which we refer to as EV cells. During the third quarter of 2022, we began shipping 20 Ah cells to our automotive original equipment manufacturer (“OEM”) partners for initial testing. We also continued to optimize the EV cell pilot line and recently began production of our initial EV cells. While we are working to ship EV cells to our OEM partners and third-party testing houses by the end of 2022 to kick-off the formal automotive qualification process, due to our focus in the third quarter on 20 Ah cell deliveries, entry into the formal automotive qualification process may slip into 2023. In addition, we are constructing a second facility in Thornton, Colorado primarily to expand our sulfide-based electrolyte production capability. We currently expect to begin producing sulfide-based solid electrolyte from this facility in the first quarter of 2023.

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

Specifically, the success of our business is dependent upon our ability to successfully develop and commercialize our products, which will require significant funding for capital and operating expenses and subject us to additional regulatory oversight. Prior to reaching commercialization, we must test and validate our products to ensure they meet the performance and safety requirements of our customers. We also will have to negotiate licensing and supply contracts with our customers on terms and conditions that are mutually acceptable. We also will need to scale production of our sulfide-based solid electrolyte material to satisfy anticipated demand. All of these factors will take time and affect our operating results, and, since many are difficult to quantify, our actual operating results may be different than we currently anticipate.

In addition to meeting our development goals on the expected timeline, future growth and demand for our products is highly dependent upon consumers adopting the use of electric vehicles. The market for electric vehicles is rapidly evolving, characterized by rapidly changing technologies, competitive pricing and factors, evolving government regulation and industry standards, and changing consumer demands and behaviors.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 to the Three and Nine Months Ended September 30, 2021

During the three and nine months ended September 30, 2022, we both expanded and accelerated our development efforts through increased capital and operational expenditures. We have invested in talent while expanding our facilities, production equipment, and capabilities. We expect to continue to increase our spending in all operational areas through the remainder of 2022 in order to execute our development strategy.

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2022	2021	Change	%	2022	2021	Change	%
Revenue	$2,813	$628	$2,185	348%	$7,591	$1,669	$5,922	355%
Operating Expenses
Direct costs	3,544	709	2,835	400%	8,561	1,764	6,797	385%
Research and development	9,710	4,400	5,310	121%	24,811	10,709	14,102	132%
Marketing and sales	864	729	135	19%	2,615	1,819	796	44%
General and administrative	4,294	3,271	1,023	31%	13,212	6,200	7,012	113%
Total operating expenses	18,412	9,109	9,303	102%	49,199	20,492	28,707	140%
Operating Loss	(15,599)	(8,481)	7,118	84%	(41,608)	(18,823)	22,785	121%
Nonoperating Income (expense)
Interest income	1,777	18	1,759	NM	2,713	27	2,686	NM
Interest expense	(12)	(32)	20	(63)%	(22)	(374)	352	(94)%
Other income (expense)	1,351	(2)	1,353	NM	1,587	(3,102)	4,689	(151)%
Change in fair value of warrant liabilities	—	—	—	NM	28,183	—	28,183	NM
Loss from change in fair value of embedded derivative liability	—	—	—	—	—	(2,680)	2,680	NM
Total nonoperating income (expense)	3,116	(16)	3,132	NM	32,461	(6,129)	38,590	NM
Pretax loss	(12,483)	(8,497)	3,986	47%	(9,147)	(24,952)	15,805	(63)%
Income tax (benefit) expense	(84)	(47)	(37)	79%	(71)	(88)	17	(19)%
Net loss	$(12,399)	$(8,450)	$(3,949)	47%	$(9,076)	$(24,864)	$15,778	(63)%
Other comprehensive loss	(2,546)	—	(2,546)	NM	(3,837)	—	(3,837)	NM
Comprehensive loss attributable to Common Stockholders	$(14,945)	$(8,450)	$(6,495)	77%	$(12,913)	$(24,864)	$11,951	(48)%

NM = Not meaningful

The key factors driving our results of operations for the three and nine months ended September 30, 2022, including our increased operating loss as compared to the corresponding periods in 2021, were as follows:

●	Revenue and direct costs increased, driven by execution of our government contracts and performance under our collaborative arrangements.
●	Research and development costs increased as we invested more in both materials and labor to drive expanded development efforts of our all-solid-state battery cells.
●	General and administrative costs increased due to increased labor and professional services related to our status as a public company, as well to support ongoing development activities.
●	Nonoperating income increased as a result of gains on the fair value adjustment of our warrant liabilities recorded in each of the first two quarters of 2022. Also contributing to the increase were an increase in interest income, other income related to accretion of bond discounts, and the absence of expense associated with a manufacturing contract termination experienced in the second quarter of 2021.

Liquidity and Capital Resources

Sources of Liquidity

Our sources of cash have historically been primarily derived from the sale of equity and the business combination, with a small portion coming from performance on government contracts and commercial revenues.

As of September 30, 2022, June 30, 2022, and December 31, 2021, we had $507.6, $534.2, and $589.3 million of total liquidity, respectively, as set forth below:

($ in thousands)	September 30, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents	$97,700	$301,603	$513,447
Marketable securities	270,839	182,694	75,885
Long-term investments	139,034	49,873	—
Total liquidity	$507,573	$534,170	$589,332

Short-Term Liquidity Requirements

We anticipate that our most significant capital expenditures for the next 12 months will relate to construction of our second production facility in Thornton, Colorado. The purpose of this facility is to scale production of our sulfide-based solid electrolyte to feed our EV cell pilot line. As discussed above, we expect to begin producing our sulfide-based solid electrolyte from this facility in the first quarter of 2023. In addition, our short-term liquidity requirements include operating and capital expenses needed to further our development programs and to optimize our pilot production lines and electrolyte manufacturing capabilities. We expect to fund our short-term liquidity requirements through our cash on hand and other liquid assets.

Long-Term Liquidity Requirements

We believe we have sufficient liquidity to meet our operating cash needs (including expenditures for the increased pace and scope of development as well as increased public company costs), working capital and capital expenditure requirements for a period of at least the next 12 months, and longer term, until we generate adequate cash flows from licensing activities and/or electrolyte sales.

We may, however, need additional cash if there are material changes to our business conditions or other developments, including changes to our operating plan, unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to the COVID-19 pandemic, competitive pressures, and regulatory developments. To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, which may include not seeking potential acquisition opportunities, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition, and prospects. For more information about risks related to our business, please see “Risk Factors.”

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Net cash (used in) operating activities	$(30,486)	$(18,033)
Net cash (used in) investing activities	$(385,782)	$(6,762)
Net cash provided by financing activities	$521	$129,093

Cash flows used in operating activities:

The increase in cash used in operating activities was primarily attributable to an increase in research and development expenditures as well as increased revenue and general and administrative expense due to increased headcount and professional services related to public company expenses and ongoing development. We expect cash used in operating activities to continue to increase as we accelerate both the pace and scope of our development efforts and work to achieve commercialization of our products. We also anticipate increased expenditures for general and administrative functions in connection with our status as a public company.

Cash flows used in investing activities:

The increase in cash used in investing activities is due to capital expenditures, purchase of marketable securities and long-term investments. We invested in marketable securities, short-term investments primarily in commercial paper and long-term investments, primarily in investment-grade corporate bonds, to achieve higher returns on our cash balance. Our capital expenditures were primarily manufacturing equipment we acquired in connection with our ongoing expansion of electrolyte production capabilities and installation of our EV cell pilot line. We expect elevated investing activity as we complete build out our second production facility to manufacture sulfide-based solid electrolyte.

Cash flows provided by financing activities:

During the nine months ended September 30, 2021 we financed our operations through proceeds from a bank term loan, and the sales of convertible notes and redeemable convertible preferred stock. We retired the bank term loan in connection with the business combination in December 2021. During the nine months ended September 30, 2022, we did not participate in any fundraising activities.

Critical Accounting Estimates

Except as discussed in Note 2 of our unaudited financial statements included in this Report, there were no significant and material changes in our critical accounting policies and use of estimates during the three and nine months ended September 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K, filed with the SEC on March 23, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the three months ended September 30, 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to remediate the material weakness in our internal control over financial reporting as discussed in Part II, Item 9A., “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021. Management expects to remediate the material weakness in our internal control over financial reporting by December 31, 2022. See the section titled “Risk Factors—Risks Related to Finance and Accounting—Our auditors identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results” in Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Date: November 9, 2022	Solid Power, Inc.

By:	/s/ Douglas Campbell
Name:	Douglas Campbell
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kevin Paprzycki
Name:	Kevin Paprzycki
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)