Form 10-K
period 2022-12-31
Solid Power, Inc.
filed 2023-03-01
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $815.2 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

176,782,721 shares of common stock were issued and outstanding as of February 27, 2023.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Glossary of Defined Terms

Term	Definition
Ah	Ampere hour
APQP	Advanced Product Quality Planning
BMW	BMW of North America LLC
BMW Holding	BMW Holding B.V.
BMW Nomination Agreement	Board Nomination Support Agreement, dated May 5, 2021, between Solid Power and BMW Holding
Board	The Board of Directors of Solid Power, Inc.
Business combination	The transactions contemplated by the Business Combination Agreement.
Business Combination Agreement	Business Combination Agreement and Plan of Reorganization, dated June 15, 2021 by and among the Company, Merger Sub, and Legacy Solid Power, as amended.
Bylaws	Amended and Restated Bylaws of Solid Power, Inc.
Closing Date	December 8, 2021
DCRC	Decarbonization Plus Acquisition Corporation III
DGCL	Delaware General Corporation Law
EV	Battery electric vehicle
EV cells	Prototype cell formats between 60 and 100 Ah
EV line	Our pilot cell production line that is capable of producing cells between 60 and 100 Ah.
Exchange Act	Securities Exchange Act of 1934, as amended
Ford	Ford Motor Company
GAAP	U.S. generally accepted accounting principles
Legacy Solid Power	Solid Power Operating, Inc., a Colorado corporation
Li2S	Lithium-sulfide
Merger Sub	DCRC Merger Sub, Inc., a Delaware corporation
NMC	Lithium nickel manganese cobalt oxide
OEM	Automotive original equipment manufacturers
OSHA	Occupational Safety and Health Act
Private Placement Warrants	Warrants sold in a private placement as part of our initial public offering or acquired through a conversion of a working capital loan in conjunction with the business combination.
Public Warrants	Our publicly-traded warrants
Report	This Annual Report on Form 10-K
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002, as amended
SEC	Securities and Exchange Commission
Second A&R Charter	Second amended and restated certificate of incorporation of Solid Power, Inc.
Series B Financing	Our $135.6 million Series B investment round, which closed in May 2021
SK On	SK On Co., Ltd.
Solid Power / the Company / we / us / our	Solid Power, Inc., a Delaware corporation (f/k/a Decarbonization Plus Acquisition Corporation III)

Solid Power, Inc. | 2022 Form 10-K | 3

EXPLANATORY NOTE

On the Closing Date, we consummated our previously announced business combination pursuant to the Business Combination Agreement following the approval at a special meeting of the stockholders of the Company held on December 7, 2021.

Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into Legacy Solid Power, with Legacy Solid Power surviving the merger as a wholly owned subsidiary of the Company. On the Closing Date, the Company changed its name from Decarbonization Plus Acquisition Corporation III to Solid Power, Inc. and on December 9, 2021, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market under the trading symbols “SLDP” and “SLDPW,” respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including any portions of the 2023 Proxy Statement that may be incorporated by reference, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report, regarding our future financial performance and our strategy, expansion plans, market opportunity, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “will,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report. We caution you that the forward-looking statements contained herein are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

●	risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require, and to commercialize our technology in advance of competing technologies;
●	risks relating to the non-exclusive nature of our original equipment manufacturers and joint development agreement relationships;
●	our ability to negotiate and execute supply agreements with our partners on commercially reasonable terms;
●	our ability to protect our intellectual property, including in jurisdictions outside of the United States;
●	broad market adoption of EVs and other technologies where we are able to deploy our cell technology and electrolyte material, if developed successfully;
●	our success in retaining or recruiting, or changes required in, our officers, key employees, including technicians and engineers, or directors;
●	risks and potential disruptions related to management transitions;
●	changes in applicable laws or regulations;
●	risks related to technology systems and security breaches;

Solid Power, Inc. | 2022 Form 10-K | 4

●	the possibility that we may be adversely affected by other economic, business or competitive factors, including supply chain interruptions, and may not be able to manage other risks and uncertainties;
●	risks relating to our status as a research and development stage company with a history of financial losses, and an expectation to incur significant expenses and continuing losses for the foreseeable future;
●	rollout of our business plan and the timing of expected business milestones;
●	the termination or reduction of government clean energy and electric vehicle incentives;
●	delays in the construction and operation of production facilities;
●	changes in domestic and foreign business, market, financial, political and legal conditions; and
●	those factors discussed in “Part I, Item 1A. Risk Factors” in this Report.

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

Solid Power, Inc. | 2022 Form 10-K | 5

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

INFORMATION ABOUT SOLID POWER

We use our website (www.solidpowerbattery.com) and various social media channels as a means of disclosing information about Solid Power and our products to our customers, investors and the public (e.g., @SolidPowerInc on Twitter, Solid Power Inc. on LinkedIn, and Solid Power on YouTube). The information posted on our websites and social media channels is not incorporated by reference in this Report or in any other report or document we file with the SEC. Further, references to our website URLs are intended to be inactive textual references only. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Solid Power when you enroll your e-mail address by visiting the “Investor Email Alerts” section of our website at https://ir.solidpowerbattery.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. These reports and other information we file with the SEC are available free of charge at https://ir.solidpowerbattery.com/financial-information/sec-filings when such reports are available on the SEC’s website.

Solid Power, Inc. | 2022 Form 10-K | 6

PART I

Item 1. Business

Overview

Solid Power is developing solid state battery technologies to enable the next generation of rechargeable batteries for the fast-growing EV and other markets.

Our core technology is our proprietary sulfide-based solid electrolyte material, which replaces the liquid or gel electrolyte used in conventional lithium-ion batteries. We believe that our electrolyte material can enable extended driving range, longer battery life, improved safety, and lower costs compared to conventional lithium-ion.

We also are designing and developing solid state cells that utilize our electrolyte in the cathode, anode, and separator layers. Our most mature cell design uses a silicon anode, NMC cathode, and solid separator. We are in earlier research development on additional cell designs, including lithium-metal, an anode-less design and a cell that replaces the nickel and cobalt in the cathode with earth abundant materials.

We currently produce 0.2 Ah, 2 Ah, 20 Ah, and EV cells on two pilot lines using established manufacturing processes. To support testing requirements of our partners and further refinement of our cell design, we will continue to produce 2 Ah, 20 Ah and EV cells during 2023. Longer-term, we expect to use our pilot lines to further our research and development activities.

We have partnered with industry leaders, including Ford, BMW, and SK On. We are working closely with each of these partners to refine and validate our cell designs and electrolyte material with the ultimate goal to commercialize our technologies.

The products we currently make are in the development stage and require continued development and validation before we can commercialize either our electrolyte or cell technology. For more information, see “Risk Factors — Risks Related to Development and Commercialization.”

Business Model

Our business model currently has two strategic elements:

●	Selling our electrolyte material.
●	Licensing our cell designs and manufacturing processes.

We believe this business model distinguishes us from many of our competitors that seek to become commercial battery manufacturers. Ultimately, we endeavor to be a leading producer and distributor of sulfide-based solid electrolyte material for powering both EVs and other applications. Since we do not intend to commercially produce battery cells, we expect to invest significantly less than other development-stage battery companies that plan to commercially manufacture their own cell designs and construct their own battery production facilities.

Benefits of Our Technologies

Driving Range

We have designed our cells with the expectation they will have higher energy compared to traditional lithium-ion battery cells. We expect higher energy cells to provide OEMs with the flexibility to balance cost and driving range when designing their EVs.

Battery Life

We expect our electrolyte will improve high temperature stability of our cells compared to conventional lithium-ion technology. This could allow for the removal or reduction of battery pack cooling systems. A potential additional benefit could be a longer life of the cell and less permanent degradation in battery capacity at higher temperatures.

Solid Power, Inc. | 2022 Form 10-K | 7

Safety

We believe solid electrolytes can improve the safety of battery cells because conventional lithium-ion batteries use a liquid or gel electrolyte that is highly flammable and volatile under certain circumstances. Our solid electrolyte has a much higher ignition point than traditional liquid or gel electrolytes, which means it has the potential to be safer than conventional lithium-ion.

Cost

We anticipate cell designs incorporating our electrolyte will cost less to produce than conventional lithium-ion. This is enabled in part because our cell designs can be manufactured with existing industry-standard manufacturing processes and equipment. The processes we have adopted have the potential to reduce the time, cost and space needed to manufacture cells. Additionally, we are in the early stages of developing a cell that replaces the nickel and cobalt in the cathode with earth abundant materials. If we are able to successfully develop this technology, it could cut cathode costs by up to 90%.

2022 Highlights

Fiscal year 2022 was an important and successful year for Solid Power during which we installed critical infrastructure, enhanced our electrolyte and cell development capabilities, expanded our relationship with BMW, and added critical team members. Our key 2022 highlights are below and discussed elsewhere in this Business section:

Electrolyte facility. We began construction of a pilot electrolyte production line. We expect this facility to come online in the first quarter of 2023. We anticipate this facility will be capable of producing up to 30 metric tons of electrolyte per year, which we expect to be sufficient to support demand until commercialization.

Installation of the EV line. We successfully installed the EV line and began producing our first EV cells. We expect to utilize the EV line for the automotive qualification process and for vehicle demonstration purposes. The EV line is designed to ultimately produce up to 300 EV cells a week.

Delivery of 20 Ah cells to our partners. We were able to successfully produce and deliver hundreds of 20 Ah cells to our automotive partners and third-party testing agencies as part of our JDA programs. In addition, our 20 Ah cells recently received UNDOT 38.3 certification, which is required to demonstrate the safety of our cells during shipping.

BMW R&D technology transfer. We entered into our first research and development-only license agreement with BMW, which will allow BMW to replicate our pilot cell lines at their own facilities and develop cells based on our designs.

Our Growth and Research & Development Strategy

Our research and development activities focus on making continual improvements to our electrolyte and cell technologies with the ultimate goal of commercializing technologies that outperform conventional lithium-ion. While we believe our goals are achievable, and our roadmap to hitting those goals is reasonable, as with any company that is developing novel technology, our strategy, forecasts, and timetables are subject to change. For more information, see “Risk Factors — Risks Related to Development and Commercialization.” Our research and development activities are currently focused on the following initiatives:

Electrolyte Development

As we continue to scale our electrolyte capabilities, we are focused on the following:

Expand sulfide-based solid electrolyte production. We currently produce approximately 2 metric tons of electrolyte per year. After we initiate electrolyte production on our new line, we expect to have the capacity to produce approximately 30 metric tons of electrolyte per year. We intend to scale our electrolyte capacity based on market adoption and the electrolyte needs of our partners and other potential customers.

Solid Power, Inc. | 2022 Form 10-K | 8

Continue development of electrolyte materials and performance. Our first generation of electrolyte is primarily used in cells we manufacture. We have started producing limited volumes of our second-generation electrolyte and will increase production volumes based on external and internal demand. Our second-generation electrolyte has demonstrated improved performance characteristics compared to our first-generation electrolyte, especially with respect to ionic conductivity. Better ionic conductivity can improve charge rates and cell performance. We are continuously working to improve the performance and anticipated cost of our electrolyte materials and to develop new materials.

Increase lithium sulfide production. We currently take a multi-pronged approach to secure the Li2S needed to make our electrolyte. We currently source Li2S from leading lithium and chemical companies globally. While we expect Li2S production to increase significantly with commercialization of sulfide-based cells, we are also developing a low-cost Li2S production method to address potential supply chain risks.

Cell Development

As we continue to develop our cell technology, we are focused on the following:

Drive cell performance improvements to meet OEM specifications. We have worked closely with each of our partners to develop a roadmap to meet their ultimate commercial performance targets. While we believe our roadmaps are achievable, we will need to continue to improve our overall cell performance, including energy density, pressure, cycle life, low temperature performance, and safety. We recently began safety testing of our 20 Ah cells. The results of certain safety tests were inconsistent with the results from the same tests on our 2 Ah cells. A key objective for 2023 is to develop solutions to match the results of the 2 Ah cells with our 20 Ah cells. As we work to formally enter automotive qualification with our EV cell, we will continue to refine our cell designs and manufacturing processes to improve the performance of our cells.

Refine manufacturing techniques. As we moved from producing 2 Ah cells to the larger 20 Ah cells, our manufacturing yields were lower than we anticipated. We have implemented cell design improvements that better match the manufacturing capabilities of our pilot lines, which we expect will result in continued yield improvements.

Invest in next-gen battery cell innovations. In January 2023, we were awarded a $5.6 million research grant from the U.S. Department of Energy ARPA-E group to continue our development of nickel- and cobalt-free battery cells. This generation of cells, which is enabled by our electrolyte technology, could completely remove nickel and cobalt from the cathode, which can represent up to 90% of current cathode costs. Our research and development teams also are working on lithium metal cells and a cell that is anode free. Each of these technologies are significantly earlier in development than our current EV cell.

Solid Power, Inc. | 2022 Form 10-K | 9

The Path to Automotive Qualification

Our cell technology must meet demanding OEM standards before they can be incorporated into EVs. Our plan follows a staged product development approach guided by APQP. The following table highlights the stages and standards we believe will need to be met for our technology to be integrated into EVs:

Category	Stage	Standard	Solid Power Cell Format
Pre-A sample	Proof of concept	1. Produce cells to demonstrate functionality towards basic product requirements.	0.2 Ah, 2 Ah, 20 Ah, and EV
A-sample	Cell concept validation	1. Evaluate multiple designs against customer requirements. 2. Suppliers tested and selected ahead of B-sample.	EV
B-sample	Cell design validation	1. Cell design is frozen. 2. Samples are produced on pilot equipment. 3. Ensure sample performance meets customer specifications. 4. Module and pack testing and validation begins.	EV
C-sample	Cell process validation	1. Frozen design manufactured on production equipment. 2. Ensure production samples continue to meet customer specifications. 3. Continued pack testing and prototype vehicle integration.	EV
D-sample	Cell production validation	1. Full cell production rates, quality and process certifications. 2. Vehicle level testing.	EV
Product	Sales product	1. Supply customer at requested volumes.	EV

We are currently producing Pre-A sample 20 Ah and EV cells. We are focused on demonstrating that our Pre-A sample cells will meet our partner’s basic requirements for vehicle integration. A major 2023 goal is to produce EV cells to formally enter A-sample testing.

Once we formally begin the automotive qualification process with an A-sample, we expect to work closely with our partners to refine our cell designs to meet their performance requirements. We anticipate that we will need to produce multiple A-sample variations before finalizing the design and progressing to B-sample. One or more of our partners may elect to produce their own B-sample cells to customize the cells for their specific needs or to have more supply chain control. After we enter A-sample, we intend to work with each of our partners to determine the preferred approach for B-sample production.

Due to the requirement that C-sample and D-sample cells are produced on production equipment rather than pilot equipment, we intend to partner with OEMs and/or top tier cell manufacturers for this stage of development rather than produce C-sample or D-sample cells at our facilities.

Partnerships

Since we do not contemplate becoming a mass commercial cell producer, one of our key goals is to establish and expand partnerships with OEMs and cell manufacturers. Our joint development agreements with BMW, Ford, and SK On are non-exclusive. This allows us the ability to pursue additional relationships with other OEMs or cell manufacturers. We intend to focus on establishing and expanding our partnership relationships with additional OEMs and cell manufacturers through both our cell designs and electrolyte material. The ultimate commercial success of our partnership relationships is subject to various risks and uncertainties. For more information, see “Risk Factors — Risks Related to Development and Commercialization.” The following sets forth the material terms of our JDAs with each of BMW, Ford, and SK On.

BMW Group

We have a long-standing relationship with BMW, which began in 2016. Our relationship initially focused on cell research and development, and in 2017, we announced a partnership to jointly develop solid-state battery cell technology. In 2021, BMW and Solid Power expanded the partnership with BMW Holding’s participation in the Series B Financing and with the execution of a JDA for EV cells for testing and vehicle integration with BMW.

Solid Power, Inc. | 2022 Form 10-K | 10

Generally, the JDA with BMW sets out the framework for collaboration on the research and development and vehicle integration of solid-state battery cells. The JDA requires us to continue our research and development efforts such that our products are capable of being deployed in BMW’s EVs. Though our anticipated timing for achievement of the various milestones and development targets continues to evolve under the JDA, we are currently targeting delivery of EV cells to BMW in 2023. Additionally, the terms of the JDA permit BMW to share in certain intellectual property developed through the research and development efforts required under the JDA. Solid Power’s ability to share developments gained through the course of performance of the JDA with its other partners is limited in certain circumstances. The JDA also contemplates that we will enter into additional agreements with BMW for purchase and pricing of electrolyte materials for integration into cell designs, as well as licensing our cell technology to cell producers. However, the key commercial terms of such additional arrangements have not yet been determined.

During 2022, we amended our JDA with BMW to provide BMW with a research and development-only license to certain of our intellectual property relating to cell manufacturing. The license allows, among other things, for BMW to install a solid-state prototype cell manufacturing line based upon our proprietary information. In consideration of the license and additional development activities under the JDA, BMW agreed to pay us $20 million between December 2022 and June 2024, subject to our achieving certain milestones. Under the amended JDA, and prior to the installation of BMW’s anticipated prototype cell manufacturing line, we expect to engage with BMW in joint development and manufacturing activities at our facilities. Under the terms of the amended JDA, any intellectual property developed jointly by BMW and Solid Power at our facilities will be solely owned by us. Finally, we expect to negotiate a non-exclusive short-term electrolyte supply agreement allowing us to supply BMW with our electrolyte material for use in BMW’s cell manufacturing, which is expected to commence in 2024 following commissioning of BMW’s prototype cell manufacturing line.

Pursuant to the BMW Nomination Agreement, BMW Holding has the right to nominate a director for election to our Board. Rainer Feurer, Senior Vice President at BMW and BMW Holding’s nominee, has served on our Board since December 2021 and was a director of Legacy Solid Power from May 2021 until December 2021, in each case pursuant to the BMW Nomination Agreement. Also, BMW Holding has the right to designate an individual to attend meetings of our Board and its committees in a non-voting, observer capacity.

Ford Motor Company

We started our relationship with Ford in 2018, when it participated in our Series A-1 equity financing by providing both business plan validation and capital. In 2019, we announced an investment by Ford and partnership to jointly develop solid-state battery cells using our pilot production line. In 2021, we expanded our partnership with Ford’s participation in the Series B Financing and the execution of a JDA relating to testing and vehicle integration of our EV cells.

Generally, the JDA with Ford sets out the framework for the collaboration on the research and development of our cells. The JDA requires us to continue our research and development efforts such that our products are capable of being deployed in Ford’s EVs. Though our anticipated timing for achievement of the various milestones and development targets continues to evolve under the JDA, we are currently targeting delivery of EV cells to Ford in 2023. Additionally, the terms of the JDA permit Ford to share in the intellectual property developed through the research and development efforts required under the JDA. Solid Power’s ability to share developments gained through the course of performance of the JDA with its other partners is limited in certain circumstances. The JDA also contemplates that we will enter into additional agreements with Ford for purchase and pricing of electrolyte materials for integration into cell designs, as well as licensing our cell technology to cell producers. However, the key commercial terms of such additional arrangements have not yet been determined.

SK On

In October 2021, we entered into a non-exclusive JDA with SK On for joint production of our EV cells and, contemporaneously, and in connection with the closing of the business combination, SK On invested $30 million in our company. The JDA contemplates that SK On and Solid Power will collaborate to validate that Solid Power’s cell designs and production processes are scalable and compatible with existing lithium-ion production technology to enable us to deliver pre-commercial cells to our OEM customers as part of the APQP process.

Under the terms of the JDA, we expected that Solid Power would produce B-sample EV cells in 2023 at our headquarters in Louisville, Colorado and SK On would be capable of producing the Solid Power-designed C-sample EV cells in 2024 at its facilities, each as part of the APQP process. However, due to the pace of development by both parties and delayed planned market adoption of

Solid Power, Inc. | 2022 Form 10-K | 11

solid-state batteries in general, we do not currently expect to meet those target dates. We are working collectively with SK On in connection with a revised development roadmap and associated expected timing. The terms of the JDA permit SK On to share in the intellectual property developed through the joint production efforts required under the JDA. The JDA also contemplates that Solid Power and SK On will, upon the fulfillment of certain milestones under the JDA, negotiate a commercial agreement, which agreement is expected to cover terms and conditions for the sale of our electrolyte materials and licensing terms for our cell designs, manufacturing techniques, and production practices. We intend to negotiate the commercialization agreement simultaneously with fulfilling our obligations under the JDA for cell production.

Manufacturing and Supply

We have designed our manufacturing processes to use much of the same equipment currently used in production of conventional lithium-ion battery cells. Since inception, manufacturability has been fundamental to our strategy. This drove the selection of a sulfide-based solid electrolyte solution and our subsequent research and development. We believe that using industry standard production processes and equipment reduces commercialization risk and can allow for rapid deployment of technology among early adopters.

Our electrolyte is made from abundant materials produced at industrial scale in multiple geographical locations, except for the Li2S precursor material. Since we anticipate our need for Li2S to significantly increase upon commercialization of sulfide-based cells, we are taking a two-pronged approach to secure the necessary supply of Li2S: sourcing from multiple global entities and working to develop processes to produce material in-house using novel production methods.

Our cell design is a multi-layered stacked pouch cell, which we manufacture ourselves. We also manufacture our cathode and anode using materials sourced from external suppliers. We source other input materials from both industry leading and emerging suppliers. Our two pilot production lines have successfully produced prototype cells in 0.2 Ah, 2 Ah, 20 Ah, and EV cell form factors.

Intellectual Property

Our proprietary battery material and cell technology is protected through a combination of patents, patent applications, and trade secrets. Our patent portfolio includes technologies invented by us, in addition to exclusive licenses obtained from the University of Colorado Boulder and Oak Ridge National Laboratory. Solid electrolyte materials and methods of production make up the largest portion of our patent application filings. Additional subjects include electrode and cell designs, cell processing methods, and electrolyte precursor methods, among others. We accelerated our patent application filings in 2022 and are continuing that acceleration in 2023. We regularly file new applications in areas that are enforceable and/or reverse-engineerable. Processes for manufacturing sulfide-based solid electrolyte materials and solid-state cells make up the majority of our trade secrets. As of February 1, 2023, we owned or exclusively licensed 13 issued United States patents and 38 pending United States patent applications, 48 non-United States and PCT patents and applications, and two registered United States trademarks. We further protect our intellectual property with non-disclosure agreements for all employees and consultants and material transfer agreements and non-disclosure agreements with third parties.

Competition

Performance improvements in next-generation battery and EV technologies will contribute to global adoption of EVs. This trend has heightened competition in the industry and increased the risk of potential new entrants, which could negatively impact the success of our business, results of operations or financial condition.

We compete directly with both established and emerging EV battery cell producers and materials suppliers. As we get closer to start-of-production for the next generation of EVs, new and emerging battery technologies could create impediments to our commercial success. Nonetheless, we believe we are well-positioned across the battery cell technology value chain, including material and cell development, production techniques, and our business model. Our prospective competitors include major OEMs and top tier battery producers currently supplying, producing and developing batteries for EVs.

A number of mature and development-stage companies are seeking to improve conventional lithium-ion battery cells or to develop new technologies for solid-state battery cells and cell components. Some of these companies have established relationships with OEMs and are in varying stages of development.

Solid Power, Inc. | 2022 Form 10-K | 12

We believe our ability to compete successfully with traditional lithium-ion battery cell technology and with other companies seeking to develop solid-state battery cells will depend on several factors, including electrolyte performance and cost, safety, energy density, and battery life, and on non-technical factors such as brand, established customer relationships and financial and manufacturing resources. We believe our close working relationships with Ford, BMW, and SK On can expedite our research and development process relative to our competitors by creating a constant feedback loop allowing for more rapid and intelligent iterations.

Government Regulation and Compliance

Government regulations frequently control how battery cells and their components are stored, transported, used and disposed of. We are subject to regulations governing the proper handling, storage, disposal and transportation of products containing hazardous materials, including federal regulations governing transport of battery cells and state laws relating to recycling and disposal of battery cells.

We are subject to federal and state environmental laws and regulations regarding the handling and disposal of hazardous substances and solid waste. These laws regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste and may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. In the course of ordinary operations, we, through third parties and contractors, may handle hazardous substances within the meaning of the Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and, as a result, may be jointly and severally liable for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. We are also subject to the strict requirements of the Resource Conservation and Recovery Act and comparable state statutes for the generation or disposal of solid waste, which may include hazardous waste.

OSHA and comparable laws in other jurisdictions regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about any hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities, and the public.

In many cases, our products — including our cells and related technology — are or may in the future be subject to trade and export control laws and regulations in the United States and other jurisdictions where we do business. Such laws may include the export administration regulations and similar export control regimes, trade and economic sanctions maintained by the Office of Foreign Asset Control and other similar agencies, foreign direct investment rules and regulations, tariffs and quotas, and other related regulations in jurisdictions in which we operate. In particular, an export license may be required to export or re-export our products and technology to certain countries or end-users or for certain end-uses or may be prohibited. Obtaining the necessary export license for a particular sale or offering may not be possible or may be time-consuming and may result in the delay or loss of sales opportunities. Any failure to adequately address these legal obligations could result in civil fines or suspension or loss of our export privileges, any of which could materially adversely affect our business, financial condition, and results of operations.

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

Human Capital

As of February 1, 2023, we employed 236 full-time employees, based out of our facilities in Louisville, Colorado and Thornton, Colorado. This represents a growth of over 100 employees in the past year. Many of our employees have a technical background or hold advanced engineering and scientific degrees. We are committed to increasing diversity in the workforce and we believe building and maintaining an inclusive and positive culture is important for our success.

We are committed to compensating our employees in a competitive manner. We have taken steps to comply with Colorado’s Equal Pay for Equal Work Act. We offer competitive salaries and benefits, as well as a robust equity compensation plan, all with the intention of attracting and retaining team members capable of making our company a world leader in electrolyte production and solid-state battery development. Our compensation decisions are driven by individual contributions, the overall market, and how critical the role is to our success.

Solid Power, Inc. | 2022 Form 10-K | 13

To date, we have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Information about our Executive Officers

Set forth below, in alphabetical order, is a list of our executive officers as of February 28, 2023, including each executive officer’s principal occupation and employment during the past five years and reflecting recent organizational changes. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until his successor is appointed or his earlier death or removal or resignation from such office. Each executive officer’s age is set forth in the table next to his name.

Name	Position	Age
Joshua Buettner-Garrett	Chief Technology Officer	37
David Jansen	Interim Chief Executive Officer, President, Chairman of the Board, and Class III Director	61
Derek Johnson	Chief Operating Officer	45
James Liebscher	Chief Legal Officer and Secretary	42
Kevin Paprzycki	Chief Financial Officer and Treasurer	52

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

David Jansen serves as our Interim Chief Executive Officer, President, Chair and a Class III Director of Solid Power. He served as Legacy Solid Power’s President since February 2017 and was an advisor to the company since its inception. He was a member of Legacy Solid Power’s board of directors since March 2014. Mr. Jansen previously served as a Managing Partner of Murphee Colorado, a small business venture capital fund, from 2002 to 2010. From 2005 to 2009, he served as the President and Chief Executive Officer of Advanced Distributed Sensor Systems, which developed and manufactured remote sensors for intelligence, surveillance and reconnaissance applications. He has also served on a variety of boards and has been involved with helping startups from formation to exit. Mr. Jansen has a B.S. in Electrical Engineering from the University of Arizona.

Derek Johnson serves as our Chief Operating Officer. He served as Legacy Solid Power’s Chief Operating Officer since January 2020. From September 2016 to January 2020, he served as Vice President of Global Research and Development at A123 Systems (A123), a developer and manufacturer of lithium-ion batteries and energy storage systems for automotive applications. His responsibilities ranged from new technology development and IP generation, customer and strategic partner engagement, and production strategy and supply chain rationalization, prior to which he served as the Executive Director of R&D at A123, from April 2015 to September 2016. Dr. Johnson serves as a director of Symbios Technologies, LLC, an aqueous plasma technology platform, and previously served as its Director of Technology Development, Senior Scientist and Engineer from April 2009 to January 2014. He also serves as the President of Fields of Hope, a non-profit focusing on enriching the lives of at-risk youth. Dr. Johnson holds a B.S. in Environmental Engineering from the University of Florida, an M.S. in Chemical Engineering from Colorado State University, and a Ph.D. in Chemical and Biochemical Engineering from Colorado State University. Dr. Johnson has published 16 peer reviewed publications and holds 38 patents.

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

Kevin Paprzycki serves as our Chief Financial Officer and Treasurer. He served as Legacy Solid Power’s Chief Financial Officer since October 2021. Prior to joining Legacy Solid Power, Mr. Paprzycki served as Chief Financial Officer, Treasurer and

Solid Power, Inc. | 2022 Form 10-K | 14

Corporate Secretary (Principal Financial Officer and Chief Accounting Officer) of Scott’s Liquid Gold-Inc. (SLGD) since June 2018, a member of its board of directors since 2019, and began serving as interim co-President in April 2021. Prior to joining SLGD, Mr. Paprzycki was employed by Westmoreland Coal Company and its subsidiary, Westmoreland Resource Partners, LP, where he served as Chief Executive Officer from December 2015 to November 2017, as Westmoreland Coal Company’s Chief Financial Officer from May 2006 to December 2015 and Westmoreland Resource Partners’ Chief Financial Officer from December 2014 to July 2015. Mr. Paprzycki was also a member of each company’s board of directors. Subsequent to his employment with the Westmoreland entities, on October 9, 2018, both Westmoreland entities filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code.

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

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

●	It will be challenging to develop solid-state battery cells capable of production at volume and with acceptable performance, yields and costs. The pace of development in materials science is often not predictable. Delays or failures in accomplishing particular development objectives may postpone or prevent us from generating revenues from the licensing of our battery cell technology or sales of our electrolyte.
●	We may not succeed in developing our electrolyte for commercialization or attracting customers. There is currently no commercial market for sulfide-based electrolytes and one may never emerge. Even if sulfide-based electrolytes are commercially adopted, we may not be able to effectively compete in any market. If we are unable to develop and sell commercial levels of electrolyte, it could impair our reputation and prospects materially.
●	If our cells or electrolyte fail to perform as expected, our ability to develop, market, and license our technology could be harmed.
●	We have only conducted preliminary safety testing on our cells. Our cells will require additional and extensive safety testing prior to being installed in EVs.
●	We are seeking additional partners with which to collaborate in the development of our cell technology. Our inability to enter into joint development agreements with additional partners may impair our ability to control the timing of our development activities, generate licensing revenue or sell our electrolyte.
●	We may not succeed in developing solid-state battery cells for commercialization under our JDAs within the time parameters specified therein. If we do not meet the milestones in certain JDAs, our partners may terminate them without liability to us. Termination of a JDA by a partner, particularly a key partner like BMW, Ford or SK On, could impair our reputation and prospects materially.
●	The non-exclusive nature of our JDAs exposes us to the risk that our partners may elect to pursue other battery cell technologies, which likely would impair our revenue generating ability.

Solid Power, Inc. | 2022 Form 10-K | 15

●	Our business depends on our ability to manage our relationships with existing and future partners, customers, and suppliers. We may not succeed in managing these business relationships, which could slow our development progress and impair our business prospects.
●	We have not reached any commercial agreement with our partners on economic terms for the supply of our cell technology or sale of electrolyte. As a result, our projections of revenue and other financial results are uncertain.
●	The terms of certain JDAs permit our partners to share in the intellectual property developed through the research and development efforts required under our particular agreements with them. Our ability to share developments gained through the course of performance of a particular JDA with our other partners may be limited in certain circumstances. In certain circumstances, our partners may be able to exploit certain of the intellectual property developed under their respective JDAs in ways that are detrimental to us.
●	If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.
●	If solid-state battery cell technology does not become widely accepted, we may not be successful in generating revenues from the manufacture and sale of our electrolyte.
●	The battery cell market continues to evolve and is highly competitive, and we may not be successful in competing in this market or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.
●	We may not succeed in attracting customers during the development stage or for high volume commercial production, and our future growth and success depend on our ability to attract customers.
●	We may not be able to accurately estimate the future supply and demand for our cells and/or our electrolyte, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
●	We rely heavily on owned and exclusively-licensed intellectual property, which includes patent rights, trade secrets, copyright, trademarks, and know-how. If we are unable to protect and maintain access to these intellectual property rights, our business and competitive position would be harmed.
●	We have not performed exhaustive searches or analyses of the intellectual property landscape of the battery industry; therefore, we are unable to guarantee that our technology, or its ultimate integration into EV battery packs, does not infringe intellectual property rights of third parties. We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.
●	Our business model has yet to be tested and any failure to execute on our strategic plans, including commercialization, would have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
●	We are a research and development stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.
●	We may require additional capital to support business growth, and this capital might not be available on commercially reasonable terms or at all.
●	If we fail to effectively manage our future growth, we may not be able to market and license the technology and know-how to manufacture our cells or sell our electrolyte successfully.
●	Our interim CEO and several of our other executive officers have only limited experience in operating a public company.

Solid Power, Inc. | 2022 Form 10-K | 16

●	Our expectations and targets regarding the times when we will achieve various technical, pre-production and production-level performance objectives depend in large part upon assumptions, estimates, measurements, testing, analyses and data developed and performed by us, which if incorrect or flawed, could have a material adverse effect on our actual operating results and performance.
●	If we are unable to maintain an effective system of internal controls and procedures required by the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.
●	We incur significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
●	Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could cause the market price of our common stock to drop significantly.

Risks Related to Development and Commercialization

It will be challenging to develop solid-state battery cells capable of production at volume and with acceptable performance, yields and costs. The pace of development in materials science is often not predictable. Delays or failures in accomplishing particular development objectives may postpone or prevent us from generating revenues from the licensing of our battery cell technology or sales of our electrolyte.

Our business depends on our ability to develop battery cells that outperform the lithium-ion batteries currently prevalent in EVs. We expect to need several additional years of research and development and automotive qualification efforts before our cells will be advanced enough for us to realize material revenue from licensing agreements for our battery cell technology or reach commercial levels of sales of our electrolyte materials. Developing the technology and know-how to produce solid-state battery cells at scale and cost, and which meet the performance requirements for wide adoption by OEMs, is extremely challenging. We must overcome significant hurdles to complete development, validation and automotive qualification of our battery cells prior to being able to license or sell our technology to any customers. Some of the development hurdles that we need to overcome before licensing or selling our solid-state battery cell technology to customers include:

●	increasing the volume, yield, reliability and uniformity of our cells and cell components;
●	increasing the size and number of layers of our cells;
●	developing manufacturing techniques to produce the volume of cells needed for customer applications;
●	understanding optimization requirements for high volume manufacturing equipment;
●	designing and engineering packaging to ensure adequate cycle life (i.e., the number of charge and discharge cycle that a battery cell can sustain until its capacity falls below 80% of the original capacity);
●	reducing cost of production; and
●	meeting the rigorous and challenging specifications required by our customers, and ultimately OEMs and cell manufacturers, including but not limited to, battery life, energy density, abuse and safety testing, charge rate, cycle life, stack pressure, and operating temperature.

We have encountered and expect to continue to encounter engineering challenges as we increase the dimensions and throughput of components and cells. For example, after experiencing lower than expected manufacturing yields in 2022, we implemented cell design improvements with the goal of better matching our manufacturing capabilities. To achieve target energy levels, we need to increase the layers and dimensions of our current electrodes, which are enclosed within a single battery package. In order to be commercially viable our cells will need to be capable of being produced at a high yield without compromising performance, and we will have to solve related packaging challenges in a way that is scalable and at an acceptable cost. If we are not

Solid Power, Inc. | 2022 Form 10-K | 17

able to overcome these engineering and mechanical hurdles, we may not succeed in licensing our cell technology or selling our electrolytes to customers as needed to continue our business and may result in damage to our business, prospects, financial condition, operating results and brand.

Even if we complete development and succeed in entering into commercial license agreements, we may not start to generate revenues from such agreements until our customers have retrofitted or constructed and deployed facilities to build our cell designs at scale. Any delay in the development, automotive qualification or third-party manufacturing scale-up would delay our time to generate material revenue. It may also negatively impact end-user relationships, including OEMs. Significant delays in providing licenses to our technology would materially damage our business, prospects, financial condition, operating results and brand.

We may not succeed in developing our electrolyte for commercialization or attracting customers. There is currently no commercial market for sulfide-based electrolytes and one may never emerge. Even if sulfide-based electrolytes are commercially adopted, we may not be able to effectively compete in any market. If we are unable to develop and sell commercial levels of electrolyte, it could impair our reputation and prospects materially.

Our electrolyte is in the development-stage and there is no established market for sulfide-based electrolyte material. Even if we are able to successfully develop our electrolyte, our ability to sell it to customers will depend upon our success in developing battery cells which outperform those of traditional lithium-ion batteries. If battery manufacturers do not adopt sulfide-based cell architectures, we may not be able to find customers to buy our electrolyte. Even if sulfide-based electrolytes are commercially adopted, we may have to compete with established companies that may be better capitalized, have more experienced, can deliver a superior product, or have stronger relationships with their supply chain and customers. Given the importance of future electrolyte sales to our success, if we are unable to successfully sell commercial volumes of electrolyte our business, financial results, and prospects will be materially impacted.

If our cells or electrolyte fail to perform as expected, our ability to develop, market, and license or sell our technology could be harmed.

Our battery cell architecture is inherently complex and incorporates technology and components that have not been used in commercial battery cell production. We anticipate that our research and development efforts will extend in an iterative process even beyond the time at which we initially deliver our cells to OEMs for validation or electrolyte to customers wishing to incorporate the material into their products. The continuous need to refine and optimize our products will require us to continue to perform extensive and costly research and development efforts even after the initial delivery of our cells to OEMs or electrolyte to customers. For instance, we may learn from these validation efforts that our cells contain defects or errors that cause the cells not to perform as expected or our electrolyte contains impurities or otherwise does not meet the quality or performance requirements of our customers. Fixing any such problems may require design changes or other research and development efforts, take significant time, and be costly. There can be no assurance that we will be able to detect and fix any defects. If our electrolyte or cell design fails to perform as expected, we could lose licensing contracts and customers of our electrolyte.

In addition, because we have a limited frame of reference from which to evaluate the long-term performance of our electrolyte and cell designs, it is possible that issues or problems will arise once our technology has been deployed for a longer period. If our customers determine our technology does not perform as expected, they may delay deliveries, terminate further orders, or initiate product recalls, each of which could adversely affect our business, prospects, and results of operations.

We have only conducted preliminary safety testing on our cells. Our cells will require additional and extensive safety testing prior to being installed in EVs.

To achieve acceptance by OEMs and be installed in commercially available EVs, our cells will have to undergo extensive safety testing. We cannot assure you such tests will be successful. We have identified and may identify different or new safety issues during our cell development that have not been present previously. We may have to make cell design or manufacturing process changes to address any safety issues, which could lead to delays to or suspension of commercialization, which could materially damage our business, prospects, financial condition, operating results and brand.

Solid Power, Inc. | 2022 Form 10-K | 18

We are seeking additional partners with which to collaborate in the development of our cell technology. Our inability to enter into joint development agreements with additional partners may impair our ability to control the timing of our development activities, generate licensing revenue or sell our electrolyte.

We have entered into JDAs with three key partners, BMW, Ford and SK On. We are actively seeking additional partnerships with other OEMs or top tier battery manufacturers in an effort to diversify our development risk. If we are not successful in establishing partnerships with other OEMs or battery manufacturers, we will remain highly dependent upon our existing three partners. Because we generally cannot control the pace or extent of our partners’ collaborative efforts with us, the pacing of our efforts generally must align with that of each partner. As a result, a failure to diversify may have the impact of preventing us from controlling the timing at which our cell technology and electrolyte mature to commercialization.

We may not succeed in developing solid-state battery cells for commercialization under our JDAs within the time parameters specified therein. If we do not meet the milestones in certain JDAs, our partners may terminate them without liability to us. Termination of a JDA by a partner, particularly a key partner like BMW, Ford or SK On, could impair our reputation and prospects materially.

We have entered into non-exclusive JDAs, including with BMW, Ford and SK On, to collaborate on the research and development of our cells. The terms of some of these JDAs generally require us to continue our research and development of solid-state battery cells and component materials such that our products are capable of being deployed in EVs within the next few years. There is no assurance that we will be able to complete research and development in the time frame required by the JDAs and if we are unable to, our partners may terminate their participation in the JDAs. Given the importance to us of these relationships, the termination of a JDA by a partner could impair our reputation and prospects materially.

The non-exclusive nature of our JDAs exposes us to the risk that our partners may elect to pursue other battery cell technologies, which likely would impair our revenue generating ability.

Our OEM partners are motivated to develop and commercialize improved battery cell technologies. To that end, our partners have invested, and are likely to continue to invest in the future, in their own development efforts and, in certain cases, in JDAs with our current and future competitors. If other technology is developed more rapidly than our cells, or if such competing technologies are determined to be more efficient or effective than our cells, our partners may elect to adopt and install a competitor’s battery cell technology or products over ours, which could materially impact our business, financial results, and prospects.

Our business depends on our ability to manage our relationships with existing and future partners, customers, and suppliers. We may not succeed in managing these business relationships, which could slow our development progress and impair our business prospects.

Our OEM partners, other customers, and suppliers may have economic, business, or legal interests or goals that are inconsistent with ours. As a result, it may be challenging for us to resolve issues that arise in respect of the performance of our JDAs, and in particular as any issue might impact development work underway under the JDAs. Any significant disagreements with them, and especially if we become dependent on that OEM partner for our research and development efforts, may impede our ability to maximize the benefits of our partnerships and slow the commercial roll-out of our cell designs. In addition, if our partners are unable or unwilling to meet their economic or other obligations under the JDAs, we may be required to fulfill those obligations alone, which could delay research and development progress and otherwise negatively impact our business and financial results. We expect that the particular interests of our partners may dictate future research and development efforts in regard to cell design. As a result, we may need to expand our technical staffing team in the future, and particularly if we succeed in adding new development partners. Furthermore, the relationships we have with our existing partners and the rights our partners’ rights have under their respective JDAs, may deter other OEMs and cell manufacturers from working with us. If we are not able to expand our other customer relationships, our business and prospects could be materially harmed.

We have not reached any commercial agreement with our partners on economic terms for the supply of our cell technology or sale of electrolyte. As a result, our projections of revenue and other financial results are uncertain.

Our JDAs provide a framework for our cooperation, and certain of the JDAs contemplate that we will enter into additional arrangements with our partners for the purchase and pricing of electrolyte materials for integration into our cell design, as well as licensing our cell technology to cell producers. We have not reached agreement on key commercial terms with any of these partners

Solid Power, Inc. | 2022 Form 10-K | 19

and the structure for realizing the monetary value of our products is unknown. There can be no assurance that we will be able to agree with our partners on these key elements or that any terms will be financially beneficial for us.

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

We are subject to risks relating to production scale manufacturing of our cells through partners in the longer term.

Our business plan contemplates top tier battery cell suppliers and OEMs will manufacture our cell designs pursuant to licensing agreements with us. A component of our plan is to develop our products in such a way as to enable our manufacturing partners to utilize existing lithium-ion battery cell manufacturing processes and equipment. While we believe our development of a manufacturing process compatible with existing lithium-ion battery cell manufacturing lines provides significant competitive advantages, modifying or constructing these lines for production of our products could be more complicated or present significant challenges to our manufacturing partners that we do not currently anticipate. As with any large-scale capital project, any modification or construction of this nature could be subject to delays, cost overruns or other complications. Any failure to commence commercial production on schedule likely would lead to additional costs and could delay our ability to generate meaningful revenues. In addition, any such delay could diminish any “first mover” advantage we aim to attain, prevent us from gaining the confidence of OEMs and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.

Collaboration with third parties to manufacture our cell designs reduces our level of control over the process. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints. There is risk of potential disputes with partners, which could stop or slow battery cell production, and we could be affected by adverse publicity related to our partners, whether or not such publicity is related to such third parties’ collaboration with us. In addition, we cannot guarantee that our suppliers will not deviate from agreed-upon quality standards. Further, any partnerships with international third-party cell manufacturers or OEMs could expose us to the political, legal and economic risks impacting the regions in which our partners’ manufacturing facilities are located, further reducing our control over the production process as we scale manufacturing.

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

Solid Power, Inc. | 2022 Form 10-K | 20

We are subject to risks relating to the construction and development of facilities for our short-term research and development and long-term production requirements.

Our business model contemplates that we will construct additional facilities for research and development and eventually commercial electrolyte manufacturing. In the near-term, we are nearing completion of a facility for advanced research and development and scaling of our electrolyte material production. In the longer-term, and in connection with potential supply agreements, we will need to construct facilities to produce commercial volumes of our electrolyte. We have not secured a location or obtained the necessary licenses or permits for commercial-level electrolyte manufacturing facilities. In connection with constructing these facilities, we will need to identify and acquire the land or obtain leases for suitable locations appropriately zoned for activities involving hazardous materials, which will limit where we are able to locate our facilities and may require us to pay a premium for any such real estate. If we fail to do so, or otherwise encounter delays or lose necessary consents, permits, licenses, or commercial agreements, we could face delays or terminations of construction or development activities. If our planned facilities do not become operable on schedule, or at all, or become inoperable, production of our battery cells and our business will be harmed.

We rely on complex equipment for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We rely heavily on complex equipment for our operations and the production of our battery cells and electrolyte. The work required to integrate this equipment into the production of our cells and electrolyte manufacturing is time intensive and requires us to work closely with the equipment providers to ensure that it works properly with our technology. This integration involves a degree of uncertainty and risk and may result in the delay in the scaling up of production or result in additional cost to our cell technology.

Our current manufacturing facilities require, and we expect our future manufacturing facilities will require, large-scale machinery. Such machinery may unexpectedly malfunction and require repairs and spare parts to resume operations, which may not be available when needed. We do not expect to maintain any redundancies in our research and development facilities, so unexpected malfunctions of our production equipment may significantly affect our operational efficiency. In addition, because this equipment has historically not been used to build solid-state battery cells or sulfide-based electrolyte, the operational performance and costs associated with this equipment is difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, environmental hazards and associated costs of remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters.

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

We rely on third-party suppliers for components and equipment necessary to develop our battery cells and produce our electrolyte, including key supplies, such as Li2S, NMC, silicon, lithium metal foil and manufacturing tools. We face risks relating to the availability of these materials and components, including that we will be subject to demand shortages and supply chain challenges and generally may not have sufficient purchasing power to eliminate the risk of price increases for the raw materials and tools we need. Further, certain components, including Li2S, are not currently produced at a scale we believe necessary to support our proposed commercial operations. To the extent that we are unable to enter into commercial agreements with our current suppliers or our replacement suppliers on favorable terms, or these suppliers experience difficulties meeting our requirements, the development and commercial progression of our battery cells, electrolyte, and related technologies may be delayed.

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

Solid Power, Inc. | 2022 Form 10-K | 21

Any disruption in the supply of components, equipment or materials could temporarily disrupt research and development activities or production of our battery cells or electrolyte until an alternative supplier is able to supply the required material. For example, in 2022 we suffered supply chain issues while constructing our electrolyte facility, which led to delays in bringing the facility online. Changes in business conditions, unforeseen circumstances, governmental changes, transportation disruptions, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components or equipment to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects. Currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key components or equipment for our cells or electrolyte or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects.

We may be unable to adequately control the costs associated with our operations and the components necessary to build our battery cells and electrolyte material, and, if we are unable to control these costs and achieve cost advantages in our production of cells or electrolyte at scale, our business will be adversely affected.

We require significant capital to develop our solid-state battery cell technologies and expect to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales and distribution as we build our brand and market our technologies, and general and administrative costs as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully develop and market our electrolyte and cells, but also to control our costs. If we are unable to efficiently design, appropriately price, sell and distribute our electrolyte and cell technologies, our anticipated margins, profitability and prospects would be materially and adversely affected.

If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.

Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, and our operations may be severely disrupted if we lost their services. Departures of key executives, as experienced in late 2022 upon the retirement of our former CEO, Douglas Campbell, may result in stockholder uncertainty and cause the market prices for our securities to decline. We continue to be highly dependent on the services of Derek Johnson, our Chief Operating Officer, our other executive officers, and other senior technical and management personnel, who would be difficult to replace. If Dr. Johnson or other key personnel were to depart, we may not be able to successfully attract and retain the personnel necessary to grow our business. As we build our brand and become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. Many of our technical personnel have been long-time employees and hold stock options which are currently exercisable and significantly “in-the-money” at current market prices. Despite our efforts to retain them, these employees could decide to exercise such options and pursue other opportunities. Our success also depends on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. Competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could seriously harm our business and prospects.

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

Solid Power, Inc. | 2022 Form 10-K | 22

Our facilities or operations could be damaged or adversely affected as a result of natural disasters and other catastrophic events, including fire and explosions.

Our current and future development and manufacturing facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health pandemics and epidemics such as the ongoing COVID-19 pandemic, and other calamities. As an example, in December 2021, the Louisville, Colorado area was significantly affected by the Marshall fire, which destroyed a significant number of buildings and disrupted a number of businesses. We cannot provide assurance that any backup systems will be adequate to protect us from the effects of fire, explosions, floods, cyber-attacks (including ransomware attacks), typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to conduct our research and development activities as and on the timeline currently contemplated.

We have been, and may in the future be, adversely affected by epidemics, pandemics or other outbreaks.

We face various risks related to epidemics, pandemics, and other outbreaks, including the COVID-19 pandemic and/or any other pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, created significant volatility in the global economy and led to reduced economic activity.

Various aspects of our business cannot be conducted remotely, including many aspects of the research and development and manufacturing of our electrolyte and cells. The extent to which a future pandemic, impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, mutations in the virus, vaccine distribution and uptake, the impact on our customers, employees, and vendors, and how quickly and to what extent normal economic and operating activities can resume.

Risks Related to Industry and Market Trends

If solid-state battery cell technology does not become widely accepted, we may not be successful in generating revenues from the manufacture and sale of our electrolyte.

Our business plan contemplates that we will develop the necessary production capabilities to manufacture our electrolyte for sale to top tier battery suppliers and OEMs that have determined to manufacture solid-state battery cells. If a market for sulfide-based solid-state battery cells does not develop in the time or to the level we anticipate, we might not be able to generate revenues from this product line. This may prevent us from achieving our financial projections or recouping the costs we expect to incur in scaling our production of our electrolyte.

The battery cell market continues to evolve and is highly competitive, and we may not be successful in competing in this market or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

The battery cell market in which we compete continues to evolve and is highly competitive. To date, we have focused our efforts on our sulfide-based solid-state battery cell technology, a promising alternative to conventional lithium-ion battery cell technology. However, lithium-ion battery cell technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, traditional lithium-ion battery cell manufacturers may continue to reduce cost and expand supply of conventional batteries and, therefore, reduce the prospects for our business or negatively impact the ability for us to sell our products at a market-competitive price and yet at sufficient margins.

Solid Power, Inc. | 2022 Form 10-K | 23

Many OEMs are researching and investing in solid-state battery cell efforts and, in some cases, in battery cell development and production. We do not have exclusive relationships with any OEM to provide their future battery cell technologies, and it is possible that the investments made by these OEMs might result in technological advances earlier than, or superior in certain respect to, the battery cells we are developing. There are a number of companies seeking to develop alternative approaches to solid-state battery cell technology. We expect competition in battery cell technology and EVs to intensify due to increased demand for these vehicles and a regulatory push for EVs, continuing globalization, and consolidation in the worldwide automotive industry. As new companies and larger, existing vehicle and battery cell manufacturers enter the solid-state battery cell space, we may lose any perceived or actual technological advantage we may have in the marketplace and suffer a decline in our position in the market.

Furthermore, the battery cell industry also competes with other emerging or evolving technologies, such as natural gas, advanced diesel and hydrogen-based fuel cell powered vehicles. Developments in alternative technologies or improvements in batteries technology made by competitors may materially adversely affect the sales, pricing and gross margins of our products. As technologies change, we will attempt to upgrade or adapt our products to continue to provide products with the latest technology. However, our products may become obsolete or our research and development efforts may not be sufficient to adapt to changes in or to create the necessary technology to effectively compete. If we are unable to keep up with competitive developments, including if such technologies achieve lower prices or enjoy greater policy support than the lithium-ion battery cell industry, our competitive position and growth prospects may be harmed. Similarly, if we fail to accurately predict and ensure that our solid-state battery cell technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our battery cells, our business will be harmed.

We must continue to commit significant resources to develop our cell technology in order to establish a competitive position, and these commitments must be made without knowing whether our investments will result in products potential customers will accept. There is no assurance we will successfully identify new customer requirements, develop and bring our cell technology or electrolyte to market on a timely basis, or that products and technologies developed by others will not render our cells or electrolyte obsolete or noncompetitive, any of which would adversely affect our business and operating results.

We expect that OEMs and top tier battery cell suppliers will be less likely to license our cell designs and/or incorporate our electrolyte if they are not convinced that our business will succeed in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed in the long term. Accordingly, in order to build and maintain our business, we must instill and maintain confidence among current and future partners, customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as:

●	our limited operating history;
●	market unfamiliarity with our products;
●	delays in or impediments to completing or achieving our research and development goals;
●	unexpected costs that OEM and top tier cell partners may be required to incur to scale manufacturing, delivery and service operations to meet demand for EVs containing our technologies or products;
●	competition and uncertainty regarding the future of EVs;
●	the development and adoption of competing technologies that are less expensive and/or more effective than our products; and
●	our eventual production and sales performance compared with market expectations.

Solid Power, Inc. | 2022 Form 10-K | 24

Our future growth and success are dependent upon consumers’ willingness to adopt EVs.

Our growth and future demand for our products is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and EVs in particular. The market for new energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. If the market for EVs in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.

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

We may not be able to accurately estimate the future supply and demand for our cells and/or our electrolyte, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our cells and/or our electrolyte or our ability to develop, manufacture, and deliver such products, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of our cells and/or our electrolyte to our potential customers could be delayed, which would harm our business, financial condition and operating results.

Solid Power, Inc. | 2022 Form 10-K | 25

Risks Related to Intellectual Property

We rely heavily on owned and exclusively-licensed intellectual property, which includes patent rights, trade secrets, copyright, trademarks, and know-how. If we are unable to protect and maintain access to these intellectual property rights, our business and competitive position would be harmed.

We may not be able to prevent unauthorized use of our owned and exclusively-licensed intellectual property, which could harm our business and competitive position. We rely on a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights and competitive advantage in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, third parties, including our vendors, customers, partners, and consultants, have and may in the future attempt to copy or otherwise obtain and use our intellectual property without our consent or may decline to license or defend necessary intellectual property rights to us on terms favorable to our business. In addition, our technology and intellectual property may be subject to theft or compromise via more indirect routes. For example, our products or components thereof may be reverse engineered by partners, customers or other third parties, which could result in our patents being infringed or our know-how or trade secrets stolen.

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

Solid Power, Inc. | 2022 Form 10-K | 26

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

We have not performed exhaustive searches or analyses of the intellectual property landscape of the battery industry; therefore, we are unable to guarantee that our technology, or its ultimate integration into EV battery packs, does not infringe intellectual property rights of third parties. We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

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

Solid Power, Inc. | 2022 Form 10-K | 27

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

We are a research and development stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred an operating loss of approximately $59.1 million for the year ended December 31, 2022 and an accumulated deficit of approximately $19.0 million from our inception in 2012 through December 31, 2022. We believe that we will continue to incur operating losses each quarter until the time significant production of our cell designs or sales of our electrolyte begins. As disclosed above, development in materials sciences is not linear and the pace of our efforts will depend in significant part on the level of engagement and extent of resources devoted to these efforts by our development partners, making it difficult to predict when we will begin to recognize material revenues from our cell technology or electrolyte.

The rate at which we will incur losses may be significantly higher in future periods as we, among other things, continue to incur significant expenses in connection with the design, development and manufacturing of our materials and cells; expand our research and development activities; invest in additional research and development and manufacturing facilities and capabilities; build up inventories of raw materials and other components; commence sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

We may require additional capital to support business growth, and this capital might not be available on commercially reasonable terms or at all.

We may need additional capital before we commence generating material revenues, and it may not be available on acceptable terms, if at all. For example, our budgets assume, among other things, that our development timeline progresses as planned and our corresponding expenditures are consistent with current expectations, both of which have been derived based on discussions with our key partners only and do not factor in the possibility of additional partnerships. Accordingly, our expectations regarding our capital needs are dynamic and changing, and are subject to various risks and uncertainties, including those described herein.

More specifically, our capital expenditures and operating and development requirements have increased materially as we accelerate our research and development efforts and scale up production operations with our partners and incur expenses as a public company, including insurance, financial reporting, legal, and audit costs. As we continue our progress toward commercialization, we expect our operating expenses will increase substantially due to increased headcount and other general and administrative expenses necessary to support a rapidly growing public company.

Solid Power, Inc. | 2022 Form 10-K | 28

As a result, we may need to access the debt and equity capital markets to obtain additional financing in the future. However, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including:

●	market conditions;
●	the level of success we have experienced with our research and development programs;
●	our operating performance;
●	investor sentiment; and
●	our ability to incur additional debt in compliance with any agreements governing our then-outstanding debt.

These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to generate sufficient funds from operations or raise additional capital, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects.

If we fail to effectively manage our future growth, we may not be able to market and license the technology and know-how to manufacture our cells or sell our electrolyte successfully.

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

Our interim CEO and several of our other executive officers have only limited experience in operating a public company.

We are evaluating candidates for our chief executive officer position. We cannot assure you of the timing for completion of our recruitment efforts for this key position. Our interim CEO and several of our executive officers have only limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage being a public company subject to significant regulatory oversight and reporting obligations under federal securities laws. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the policies, practices or internal controls over financial reporting required of public companies in the United States. As a result, we may be required to pay higher outside legal, accounting or consulting costs than our competitors, and our management team members may have to devote a higher proportion of their time to issues relating to compliance with the laws applicable to public companies, both of which might put us at a disadvantage relative to competitors.

We may not succeed in establishing, maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of our technologies and our business, revenues and prospects.

Our business and prospects depend on our ability to develop, maintain and strengthen our brand. If we are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our brand. Our current and potential competitors, including many battery cell manufacturers and OEMs around the world, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

Solid Power, Inc. | 2022 Form 10-K | 29

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

Our expectations and targets regarding the times when we will achieve various technical, pre-production and production objectives reflect our current expectations and estimates. Whether we will achieve these objectives when we expect depends on a number of factors, many of which are outside our control, including, but not limited to:

●	success and timing of our development activity and ability to develop cells that achieve our desired performance metrics and achieve the requisite automotive industry validations before our competitors;
●	our success in securing additional development partnerships and the pace of our efforts with each of them;
●	unanticipated technical or manufacturing challenges or delays;
●	difficulties identifying or constructing the necessary research and development and manufacturing facilities;
●	technological developments relating to lithium-ion, lithium-metal solid-state or other batteries that could adversely affect the commercial potential of our technologies;
●	the extent of consumer acceptance of EVs generally, and those deploying our products, in particular;
●	competition, including from established and future competitors in the battery cell industry or from competing technologies such as hydrogen fuel cells that may be used to power EVs;
●	whether we can obtain sufficient capital when required to build our manufacturing facilities and sustain and grow our business;
●	adverse developments in our partnership relationships, including termination of our partnerships or changes in our partners’ timetables and business plans, which could hinder our development efforts;
●	our ability to manage our growth;
●	whether we can manage relationships with key suppliers and the availability of the raw materials we need to procure from them;
●	our ability to retain existing key management, integrate recent hires and attract, retain and motivate qualified personnel; and
●	the overall strength and stability of domestic and international economies.

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

Solid Power, Inc. | 2022 Form 10-K | 30

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

If we are unable to maintain an effective system of internal controls and procedures required by the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Any newly-identified material weaknesses could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. Efforts to remediate a material weakness, as we experienced in 2021 and 2022, may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects and permit us to timely file our periodic financial reports. If we are unable to maintain compliance with securities law requirements regarding timely filing of periodic reports or applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result and we could become subject to litigation or investigations by the SEC or other regulatory authorities, which could require additional financial and management resources. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We incur significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not face as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB, and the securities exchanges impose additional reporting and other obligations on public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. We will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, our Board has committees that did not exist when we were a private company and we have adopted new internal controls and disclosure controls and procedures. In addition, we incur significant expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. As a public company, it is also more expensive to obtain director and officer liability insurance. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to spend money that could otherwise be used on our research and development programs and to achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Solid Power, Inc. | 2022 Form 10-K | 31

Our ability to utilize our net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may be subject to limitations on our ability to utilize our existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, the business combination and future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our pre-change NOLs and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.

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

We currently, and expect to continue to, benefit directly and indirectly from certain government grants, subsidies and economic incentives including tax credits, rebates and other incentives that support the development and adoption of clean energy technology. We cannot assure you that these grants, subsidies and incentive programs will be available to us at the same or comparable levels in the future. Any reduction, elimination or discriminatory application of government grants, subsidies and economic incentives because of policy changes, or the reduced need for such grants, subsidies and incentives due to the perceived success of clean and renewable energy products or other reasons, may require us to seek additional financing, which may not be obtainable on commercially attractive terms or at all, and may result in the diminished competitiveness of the battery cell industry generally or our solid-state battery cells in particular. Any change in the level of grants, subsidies and incentives from which we benefit could materially and adversely affect our business, prospects, financial condition and operating results.

Risks Related to Legal and Regulatory Compliance

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

If we are successful in our commercialization efforts, we may become subject to product liability claims which could harm our business, prospects, operating results, and financial condition. We face inherent risk of exposure to claims in the event our battery cells do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given our cells and electrolyte are still in the development stage and have not yet been commercially tested or mass produced. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our technology and business and inhibit or prevent commercialization of our cells and electrolyte and future product candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under then-existing policies.

Solid Power, Inc. | 2022 Form 10-K | 32

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

The sale of EVs, and motor vehicles in general, is subject to substantial regulation under international, federal, state and local laws, including export control laws and other international trade regulations, which are continuously evolving as technology develops and becomes more widely adopted. We anticipate that our battery cells and electrolyte also would be subject to these regulations, and we expect to incur significant costs in complying with these regulations.

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

Solid Power, Inc. | 2022 Form 10-K | 33

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

The availability and effectiveness of our cell technology and our ability to conduct our business and operations depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems we currently use or may use in the future in conducting our business, including data centers and other information technology systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We currently use, and may use in the future, outsourced service providers to help provide certain services, and any such outsourced service providers face similar security and system disruption risks as us. Our ability to monitor our outsourced service providers’ security measures is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of personal, confidential, or other data, including data relating to individuals. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service and may adversely affect our business, prospects, financial condition, reputation and operating results.

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

Solid Power, Inc. | 2022 Form 10-K | 34

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

Additionally, laws, regulations, and other actual and potential obligations relating to privacy, data hosting and transparency of data, data protection, and data security are evolving rapidly, and we expect to potentially be subject to new laws and regulations, or new interpretations of laws and regulations, in the future in various jurisdictions. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs. Further, these laws, regulations, and other obligations are complex and evolving rapidly, and we cannot provide assurance that we will not claims, allegations, or other proceedings related to actual or alleged obligations relating to privacy, data protection, or data security. It is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with our business or practices. We anticipate needing to dedicate substantial resources to comply with laws, regulations, and other obligations relating to privacy and cybersecurity in order to comply. Any failure or alleged or perceived failure to comply with any applicable laws, regulations, or other obligations relating to privacy, data protection, or data security could also result in regulatory investigations and proceedings, and misuse of or failure to secure data relating to individuals could also result in claims and proceedings against us by governmental entities or others, penalties and other liability, and damage to our reputation and credibility, and could have a negative impact on our business, prospects, financial condition and operating results.

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

Solid Power, Inc. | 2022 Form 10-K | 35

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

We rely on government contracts and grants for a substantial portion of our revenue and to partially fund our research and development activities, which are subject to a number of uncertainties, challenges, and risks.

We currently rely on government contracts and grants for a substantial portion of our revenue and to partially fund our research and development activities. Contracts and grants with government entities are subject to a number of risks. Obtaining grant funding and selling to government entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that we will be successful. In the event that we are successful in being awarded a government contract or grant, such award may be subject to appeals, disputes, or litigation, including, but not limited to, bid protests by unsuccessful bidders. Availability of government funding for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Where government funds are used, the government may require all work to be performed in and/or certain products to be manufactured in the United States, and we may not manufacture all products in locations that meet government requirements, and as a result, our business and results of operations may suffer. Contracts with governmental entities may also include preferential pricing terms, including, but not limited to, “most favored customer” pricing and obligations to disclose aspects of how our pricing is developed. Additionally, we may be required to obtain special certifications to sell some or all of our solutions to government or quasi-government entities. Such certification requirements for our solutions may change, thereby restricting our ability to sell into the federal government sector until we have obtained such certification. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such governmental entities, or be at a competitive disadvantage, which would harm our business, results of operations, and financial condition. There are no assurances that we will find the terms for obtaining such certifications to be acceptable or that we will be successful in obtaining or maintaining the certifications.

Solid Power, Inc. | 2022 Form 10-K | 36

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

Even if we successfully navigate our way through the permitting phases, future conflicts may arise in the course of our development activities, including restrictions on our actions due to new or evolving environmental legislation, changes in permitted uses and conflicts with non-governmental organizations regarding the use of land for our manufacturing facilities. If such conflicts arise, we may be delayed or prevented from building our research and development and manufacturing facilities, which could have a negative impact on our financial condition, prospects, and results of operations.

We are subject to anti-corruption and anti-bribery laws and anti-money laundering laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and possibly other anti-bribery and anti-corruption laws and anti-money laundering laws in various jurisdictions in which we conduct, or in the future may conduct, activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit us and our officers, directors, employees, business partners, agents, representatives and third-party intermediaries from corruptly offering, promising, authorizing or providing, directly or indirectly anything of value to recipients in the public or private sector.

We may leverage third parties to sell our products and conduct our business abroad. We, our officers, directors, employees, business partners, agents, representatives and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our officers, directors, employees, business partners, agents, representatives and third-party intermediaries will not take actions in violation of applicable law, for which we may be ultimately held responsible. If we conduct international sales and business, our risks under these laws may increase.

These laws also require companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls and compliance procedures designed to prevent any such actions. While we have certain policies and procedures to address compliance with such laws, we cannot assure you that none of our officers, directors, employees, business partners, agents, representatives and third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Solid Power, Inc. | 2022 Form 10-K | 37

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

Our effective tax rates may fluctuate widely in the future, particularly if our business expands domestically or internationally. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect our future effective tax rates include, but are not limited to: (i) changes in tax laws or the regulatory environment, (ii) changes in accounting and tax standards or practices, (iii) changes in the composition of operating income by tax jurisdiction and (iv) pre-tax operating results our business.

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

Solid Power, Inc. | 2022 Form 10-K | 38

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

We have registered shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting restrictions, the shares issued thereunder will be available for immediate resale in the public market.

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

We may issue a substantial number of additional shares of common stock under an employee incentive plan or an employee stock purchase plan, and we may also issue preferred stock. The issuance of additional shares of common stock or of preferred stock:

●	may significantly dilute the equity interests of our investors;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our common stock and/or warrants.

Solid Power, Inc. | 2022 Form 10-K | 39

Delaware law and provisions in our Second A&R Charter and Bylaws might delay, discourage or prevent a change in control of the Company or changes in our management, thereby depressing the market price of our common stock and warrants.

Our status as a Delaware corporation and the anti-takeover provisions of the DGCL may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, the Second A&R Charter and our Bylaws contain provisions that may make the acquisition of us more difficult or delay or prevent changes in control of our management. Among other things, these provisions:

●	provide advance notice procedures with regard to stockholder nominations of candidates for election as directors or other stockholder proposals to be brought before meetings of our stockholders, which may preclude our stockholders from bringing certain matters before meetings of our stockholders;
●	provide the Board the ability to authorize issuance of preferred stock in one or more series, which makes it possible for the Board to issue, without our stockholder’s approval, preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of Solid Power and which may have the effect of deterring hostile takeovers or delaying changes in control or management of Solid Power;
●	provide that the Board be divided into three classes of directors, with each class as nearly equal in number as possible, serving staggered three-year terms;
●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●	provide that certain provisions of our Second A&R Charter can only be amended or repealed by the affirmative vote of the holders of at least 66 2/3% in voting power of the outstanding shares of our common stock entitled to vote thereon, voting together as a single class;
●	provide that certain provisions of our Bylaws can be altered or repealed by (i) the Board or (ii) our stockholders upon the affirmative vote of 66 2/3% of the voting power of our common stock outstanding and entitled to vote thereon, voting together as a single class;
●	only the Board (pursuant to a majority vote) or the Chairperson of the Board may call a special meeting; and
●	the designation of Delaware and federal courts as the exclusive forum for certain disputes.

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

Solid Power, Inc. | 2022 Form 10-K | 40

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

Our Bylaws provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision does not apply to suits brought to enforce any duty or liability created by the Exchange Act or any rule or regulation promulgated thereunder (in each case, as amended), or any other claim over which the federal courts have exclusive jurisdiction.

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

The exercise price for each of our Public Warrants and Private Placement Warrants is $11.50 per share of common stock. There is no guarantee that the Public Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Public Warrants may expire worthless.

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

Our warrants were issued in registered form under our warrant agreement with Continental Stock Transfer & Trust Company, as warrant agent. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants (or, if applicable, 65% of the then-outstanding Public Warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes) approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants (or, if applicable, 65% of the then-outstanding Public Warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes) is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

Solid Power, Inc. | 2022 Form 10-K | 41

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate out of two facilities in Colorado. We lease approximately 29,000 square feet in Louisville, Colorado under a lease that expires in September 2029. Most of this facility is used for cell production, research and development, small-scale electrolyte manufacturing and quality control.

We lease approximately 75,000 square feet in Thornton, Colorado under a lease that expires in March 2029. This facility is designed to support pilot production of electrolyte, research and development, and general office space.

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

Not applicable.

Solid Power, Inc. | 2022 Form 10-K | 42

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and warrants are traded on The Nasdaq Stock Market LLC under the symbols “SLDP” and “SLDPW,” respectively.

Holders of Common Stock and Warrants

As of February 27, 2023, there were 34 holders of our common stock and four holders of our warrants. The actual number of stockholders and warrantholders, respectively, is greater than this number of record holders and includes investors who are beneficial owners but whose shares or warrants are held in street name by brokers and other nominees.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph shows the total stockholder return of an investment of $100 on December 9, 2021 (the date our common stock began trading on Nasdaq following the business combination) through December 31, 2022 for (1) our common stock, (2) the Russell 2000 Index, and (3) a peer group index we selected. Our peer group consists of Blink Charging Co., Canoo Inc., ChargePoint Holdings, Inc., Enovix Corp., ESS Tech, Inc., EVgo Inc., Fisker Inc., FREYR Battery, Hyliion Holdings Corp., Lightning eMotors, Inc., Lordstown Motors Corp., Microvast Holdings, Inc., Mullen Automotive Inc., Nikola Corporation, Proterra Inc., QuantumScape Corporation, SES AI Corp., and Stem, Inc. All values assume reinvestment of all dividends. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Solid Power, Inc. | 2022 Form 10-K | 43

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

Overview

We are developing solid state battery technologies to enable the next generation of rechargeable batteries for the fast-growing EV and other markets.

Our core technology is our proprietary sulfide-based solid electrolyte material, which replaces the liquid or gel electrolyte used in conventional lithium-ion batteries. We believe that our electrolyte material can enable extended driving range, longer battery life, improved safety, and lower costs compared to conventional lithium-ion.

We also are designing and developing solid state cells that utilize our electrolyte in the cathode, anode, and separator layers. We currently produce 0.2 Ah, 2 Ah, 20 Ah, and EV cells on two pilot lines using established manufacturing processes. In 2022, we installed our EV line, which allows us to produce EV cells between 60 Ah and 100 Ah. The EV line is designed to produce cells as part of the automotive qualification process and for vehicle integration demonstration purposes.

We have partnered with industry leaders, including Ford, BMW, and SK On. We are working closely with each of these partners to refine and validate our cell designs and electrolyte material with the ultimate goal to commercialize our technologies. Our business model – selling our electrolyte to cell manufacturers and licensing our cell designs and manufacturing processes – distinguishes us from many of our competitors who plan to be commercial battery manufacturers. Ultimately, we endeavor to be a leading producer and distributor of sulfide-based solid electrolyte material for powering both EVs and other applications. Since we do not intend to commercially produce battery cells, we expect to invest less than other development-stage battery companies that plan to commercially manufacture their own cell designs and construct battery production facilities.

The products we currently make are in the development stage and require continued development and validation before we can commercialize either our electrolyte or cell technology.

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

As a result of the business combination, we became a Nasdaq-listed company, which will require that we continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, additional internal and external accounting, legal, administrative resources, and increased audit, compliance, and legal fees.

Solid Power, Inc. | 2022 Form 10-K | 44

Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of the business combination.

Key Factors Affecting Operating Results

We are a research and development-stage company and have not generated significant revenue through the sale of our electrolyte or licensing of our cell designs. Our ability to commercialize our products depends on several factors that present significant opportunities for us but also pose material risks and challenges, including those discussed in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” appearing in this Report, which are incorporated by reference.

Prior to reaching commercialization, we must test and validate our products to ensure they meet the performance and safety requirements of our customers. We also will have to negotiate licensing and supply contracts with our customers on terms and conditions that are mutually acceptable. We will need to scale production of our electrolyte material to satisfy anticipated demand. All of these factors will take time and affect our operating results. Since many factors are difficult to quantify, our actual operating results may be different than we currently anticipate.

Our revenue generated to date has primarily come from research and development performance on government contracts and research and development licensing activities. We have and are deploying substantial capital to expand our production capabilities and engage in research and development programs. We also expect to incur significantly more administrative expenses as a publicly traded company than we did previously.

In addition to meeting our development goals, commercialization, and future growth and demand for our products is highly dependent upon consumers adopting EVs. The market for new energy vehicles is still rapidly evolving due to emerging technologies, competitive pricing, government regulation and industry standards, and changing consumer demands and behaviors.

Basis of Presentation

We currently conduct our business through one operating segment. As a research and development company with no commercial operations, our activities to date have been limited and were conducted primarily in the United States. Our historical results are reported under GAAP and in U.S. dollars.

Solid Power, Inc. | 2022 Form 10-K | 45

Results of Operations

The following table is a consolidated summary of our operating results for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	Change	%
Revenue	$11,789	$2,712	$9,077	335%
Operating Expenses
Direct costs	9,592	3,073	6,519	212%
Research and development	38,592	17,102	21,490	126%
Marketing and sales	3,692	3,428	264	8%
General and administrative	19,032	5,655	13,377	237%
Total operating expenses	70,908	29,258	41,650	142%
Operating Loss	(59,119)	(26,546)	(32,573)	(123)%
Nonoperating Income (Expense)
Interest income	4,692	56	4,636	NM
Change in fair value of warrant liabilities	40,903	51,233	(10,330)	(20)%
Interest expense	(42)	(394)	352	(89)%
Other income (expense)	3,784	(3,602)	7,386	NM
Loss from change in fair value of embedded derivative liability	—	(2,680)	2,680	(100)%
Total nonoperating income	$49,337	$44,613	$4,724	NM

Pretax Income (Loss)	(9,782)	18,067	(27,849)	(154)%
Income tax benefit	(227)	(25)	(202)	NM
Net Income (Loss)	$(9,555)	$18,092	$(27,647)	(153)%
Premium paid on repurchase of redeemable convertible preferred stock	—	(5,436)	5,436	NM
Net Income (Loss) attributable to Common Stockholders	$(9,555)	$12,656	$(22,211)	(175)%
Other Comprehensive Loss
Unrealized loss on marketable securities	(3,159)	—	(3,159)	NM
Comprehensive loss attributable to Common Stockholders	$(12,714)	$12,656	$(25,370)	NM

NM = Not meaningful

The key factors driving our 2022 increase in operating loss were as follows:

●	Revenue and direct costs – our overall revenue and related direct costs increased as a result of additional performance under our JDAs and government contracts, as well as additional product sales.
●	Research and development – our research and development costs increased primarily as a result of increased labor costs and material consumption as we expanded the development efforts of our battery cells and electrolyte material. We expect our development costs to continue to increase as we continue to accelerate both the pace and scope of our development efforts.
●	General and administrative – our general and administrative costs increased primarily as a result of increased headcount to support our operational and organizational capabilities, professional service fees, insurance costs, and labor resources as a result of our public company status and to support our growth. We continue to expect our general and administrative costs to increase as a result of additional planned hiring and increased public company compliance costs.
●	Non-cash stock compensation costs increased across Direct costs, Research and development, and General and administrative expenses related to increased labor costs.
●	Nonoperating income – our nonoperating income increased primarily due to increased interest income following strategic cash investments, and the absence of other expense related to the buyout and termination of a manufacturing rights agreement, offset by a decrease in the gain on fair value adjustment of warrant liabilities.

Solid Power, Inc. | 2022 Form 10-K | 46

	Year Ended December 31,
(in thousands)	2021	2020	Change	%
Revenue	$2,712	$2,103	$609	29%
Operating Expenses
Direct costs	3,073	1,670	1,403	84%
Research and development	17,102	9,594	7,508	78%
Marketing and sales	3,428	1,205	2,223	184%
General and administrative	5,655	1,227	4,428	361%
Total operating expenses	29,258	13,696	15,562	114%
Operating Loss	(26,546)	(11,593)	(14,953)	(129)%
Nonoperating Income (Expense)
Interest income	56	28	28	NM
Change in fair value of warrant liabilities	51,233	—	51,233	—
Interest expense	(394)	(361)	(33)	NM
Other expense	(3,602)	—	(3,602)	—
Loss from change in fair value of debt	—	(437)	437	NM
Loss from change in fair value of embedded derivative liability	(2,680)	(2,817)	137	NM
Gain on loan extinguishment	—	923	(923)	NM
Total nonoperating income (expense)	$44,613	$(2,664)	$47,277	1775%

Pretax Income (Loss)	18,067	(14,257)	32,324	227%
Income tax (benefit) expense	(25)	118	(143)	NM
Net Income (Loss)	$18,092	$(14,375)	$32,467	226%
Premium paid on repurchase of redeemable convertible preferred stock	(5,436)	—	(5,436)	—
Net Income (Loss) attributable to Common Stockholders	$12,656	$(14,375)	$27,031	188%

NM = Not meaningful

The key factors driving our 2021 increase in operating loss were as follows:

●	Revenue and direct costs – our overall revenue and related direct costs increased, however we saw an increase in revenue from governmental contracts and corresponding decrease to commercial revenues driven by the timing of program execution.
●	Research and development – our research and development costs increased primarily as a result of increased labor costs and material consumption as we expanded the development efforts of our solid-state battery cells and electrolyte material.
●	Marketing and sales – our marketing and sales costs increased as a result of increased labor costs and an expansion of our sales and marketing efforts.
●	General and administrative – our general and administrative costs increased primarily as a result of professional service fees and labor costs as a result of our public company status. We expect our general and administrative costs to increase as a result of increased public company costs and requirements.
●	Nonoperating income – our nonoperating income increased as a result of the gain on fair value adjustment of warrant liabilities, loss from change in fair value of embedded derivative liability, and other expense related to the buyout and termination of a manufacturing rights agreement.

Liquidity and Capital Resources

Sources of Liquidity

Our sources of cash have historically been primarily derived from the sale of equity and the business combination, with a small portion coming from performance on government contracts and commercial revenues.

Solid Power, Inc. | 2022 Form 10-K | 47

As of December 31, 2022 and 2021, we had $496.1, and $589.3 million of total liquidity, respectively, as set forth below:

(in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$50,123	$513,447
Marketable securities	272,957	75,885
Long-term investments	172,974	—
Total liquidity	$496,054	$589,332

Short-Term Liquidity Requirements

We anticipate that our most significant capital expenditures in 2023 will relate to finishing construction of our electrolyte facility, and enhancing production capabilities at this facility and our cell manufacturing lines. In addition, our short-term liquidity requirements include operating and capital expenses needed to further our development programs and to optimize our pilot production lines and electrolyte manufacturing capabilities. We expect to fund our short-term liquidity requirements through our cash on hand and other liquid assets.

We anticipate our total combined capital and operational expenditures for 2023 will be between $50 million and $60 million, which includes approximately $1.45 million for the payment of contractual cash obligations as of December 31, 2022, primarily related to payments for operating leases.

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

We may, however, need additional cash if there are material changes to our business conditions or other developments, including changes to our operating plan, development progress, delays in negotiations with OEMs, cell manufacturers or other suppliers, market adoption of EVs, supply chain challenges, competitive pressures, inflation, and regulatory developments. To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. We also may opportunistically seek to enhance our liquidity through equity or debt financing, if such financing becomes available to us on terms that we consider favorable. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, which may adversely affect our development, business, operating results, financial condition and prospects.

Our cash investment policy is designed to provide flexibility in investment options. Our investment policy is designed primarily to maintain adequate liquidity to fund future operations, research and development, and anticipated capital expenditures, with a secondary goal to maximize yield on cash not required to be liquid for near term operations.

Cash Flows

The following tables summarize our cash flows from operating, investing, and financing activities for the periods presented.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash used in operating activities	$(33,824)	$(25,440)	$(9,995)
Investing activities
Net purchases and proceeds of marketable securities and long-term investments	$(371,191)	$(75,885)	$—
Purchases of property, plant and equipment	(58,296)	(12,617)	(1,020)
Purchases of intangible assets	(498)	(381)	(40)
Net cash used in investing activities	$(429,985)	$(88,883)	$(1,060)
Net cash provided by financing activities	$485	$622,796	$5,395

Solid Power, Inc. | 2022 Form 10-K | 48

Cash flows used in operating activities:

Cash used in operating activities increased from 2021 to 2022 primarily attributable to our operating loss, which was driven by continued increase in research and development costs and general and administrative expenses. We continue to expect cash flows used in operating activities to increase as we accelerate both the pace and scope of our development efforts, and work to achieve commercialization of our products. We continue to anticipate increased expenditures for general and administrative functions in connection with our status as a public company and to support growth of our development efforts.

Cash used in operating activities increased from 2020 to 2021. This increase in cash use was primarily attributable to our operating loss related to similar increases in research and development costs and general and administrative expenses.

Cash flows used in investing activities:

Cash used in investing activities increased from 2021 to 2022 primarily due to capital expenditures, investments in patents, and the net effect of the purchase and sales of marketable securities. Capital expenditures were primarily for custom manufacturing equipment in connection with our expansion of electrolyte production capabilities and installation of our EV line. We continue to expect cash used in investing activities to increase as we finalize the build out of our electrolyte production facility and increase its production capabilities, and as we increase our electrolyte production scale. Each of our locations will continue to require investment in specialized equipment to facilitate the manufacturing process of our electrolyte material and battery cells. As our production processes are scaled in the future, especially with respect to our electrolyte material, we expect capital expenditures to increase.

Cash used in investing activities increased from 2020 to 2021 due to increases in capital expenditures and purchases of marketable securities in 2021. Capital expenditures were primarily for custom manufacturing equipment in connection with our expansion of electrolyte production.

Cash flows provided by financing activities:

Net cash provided by financing activities for the year ended December 31, 2022 was primarily from the cash exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2021 were primarily the proceeds from the business combination and the Series B Financing. Net cash provided by financing activities for the year ended December 31, 2020 were primarily from the sale of convertible notes and proceeds from a bank term loan, which was retired in December of 2021.

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

Our critical accounting estimates are those that materially affect our financial statements and involve difficult, subjective, or complex judgments by management. A thorough understanding of these critical accounting estimates is essential when reviewing our financial statements. We believe that the critical accounting estimates listed below involve the most difficult management decisions because they require the use of significant estimates and assumptions as described above.

Solid Power, Inc. | 2022 Form 10-K | 49

Valuation of Private Placement Warrant Liability
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions

The private placement warrant liability is classified as a liability, in accordance with ASC Topic 815, as they do not satisfy the criteria to be classified as equity based on the indexation criteria. Public and private warrants are recorded at their fair value at the date of issuance, and subsequently remeasured at each reporting period end. Any change in value is recognized through the consolidated statement of operations.

Valuation of private placement warrants requires that we make significant judgments and assumptions related to the fair value based on the Black-Scholes model including term, stock price, volatility and the selection of guideline public companies, risk free rate and dividend yield.

If we were to change our judgments or estimates used in valuation of private warrants, it could cause a material increase or decrease to the gain or loss realized from the change in fair value of private placement warrants, and to the underlying warrant liability.

Stock-Based Compensation
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions

We record stock-based compensation expense according to the provisions of ASC Topic 718 – Stock Compensation. ASC Topic 718 requires all share-based awards to employees, including grants of employee stock options, restricted stock units, and shares purchased through the Company’s ESPP Plan to be recognized in the financial statements based on their fair values.

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

●
expected term
●
expected volatility
●
expected dividend yield
●
risk-free interest rate
If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of stock-based compensation expense reported.

Solid Power, Inc. | 2022 Form 10-K | 50

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

Collaborative revenues from cost-based contracts are recognized based on costs incurred during each period plus any earned fee. Contract costs include all direct labor, subcontract costs, costs for materials and indirect costs related to the contract performance that are allowable under the provisions of the contract. Collaborative revenues from fee-based contracts are recognized based on costs incurred to meet contractually defined milestones and deliverables along with our assessment of achievement of those measurable deliverables under the contract or based on appropriate over time methods.

If we were to change our judgments or estimates, it could cause a material increase or decrease in the amount of revenue or deferred revenue that we report in a particular period.

Leases
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions

Under ASC 842, at contract inception we determine if an arrangement meets the definition of a lease, as either operating or financing leases. At lease commencement, we record and recognize right-of-use assets for the lease liability amount and initial direct costs incurred, offset by lease incentives received. We record lease liabilities for the net present value of future lease payments over the lease term. The discount rate we use is generally our estimated incremental borrowing rate unless the lessor’s implicit rate is readily determinable. We calculate discount rates periodically to estimate the rate we would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security.

Judgments made by management for our lease obligations include the determination of our incremental borrowing rate and the length of the lease term, which includes the determination of renewal options that are reasonably assured. We use our estimated incremental borrowing rate in determining the present value of lease payments for purposes of determining lease classification and recording lease liabilities and lease assets on our consolidated balance sheets. Our incremental borrowing rate is determined based on a synthetic credit rating, determined using a valuation model, adjusted to reflect a secured credit rating and a developed spread curve, if applicable, applied to a risk-free rate yield curve. The lease term can affect the classification of a lease as finance or operating for accounting purposes, the amount of the lease liability and corresponding right-of-use lease asset recognized, the term over which related leasehold improvements for each facility are amortized and any

These judgments may produce materially different amounts of depreciation, amortization and rent expense, right-of-use assets, and lease liabilities than would be reported if different assumed lease terms were used.

Solid Power, Inc. | 2022 Form 10-K | 51

Leases
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions
rent holidays and/or changes in rental amounts for recognizing rent expense over the term of the lease.

Research and Development

Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions

Our Company is in the research and development phase. Our product offering relies heavily on new technology currently undergoing development and does not yet meet standard specifications to be sold commercially. Therefore, all related costs are currently accounted for as part of research and development expense. The criteria established by the Company to determine when commercialization has been reached includes the length of time the units have been operational in the field and the level of performance at which those units operate. As we transition from the research and development phase and into a full commercial phase, all inventoriable costs will be capitalized. As of December 31, 2022, the criteria for commercialization have not yet been met.

	Research and development costs require us to make judgments regarding our progress toward commercialization. We routinely assess this progress to prepare for the change in cost treatment.	If we were to change our judgment regarding research and development costs or our progress toward commercialization, it could cause a material change in cost treatment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed, or anticipate in the future to be exposed, to a variety of market and other risks including credit risks, and foreign currency translation and transaction risks as well as risks relating to the availability of funding sources, hazard events and specific asset risks.

Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, accounts receivable, and marketable securities. Domestic cash deposits exceeded the Federal Deposit Insurance Corporation insurable limit at December 31, 2022 and December 31, 2021. We have not experienced any losses on our cash deposits to date.

Furthermore, for the year ended December 31, 2022, 82% of our revenues came from contracts with four customers, and for the year ended December 31, 2021, 87% of our revenues came from contracts with four customers. We are subject to non-payment or non-performance of these counterparties, and we generally do not require collateral from our customers. We evaluate the collectability of our accounts receivable and provide an allowance for potential credit losses as necessary. To date, we have not experienced any customer credit losses.

Solid Power, Inc. | 2022 Form 10-K | 52

Item 8. Financial Statements and Supplementary Data

Solid Power, Inc. | 2022 Form 10-K | 53

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Solid Power, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solid Power, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, and our report dated March 1, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Solid Power, Inc. | 2022 Form 10-K | 54

Valuation of Private Placement Warrant Liability

Description of the Matter

The fair value of the Private Placement Warrant Liability at December 31, 2022, was $4.2 million. During the year ended December 31, 2022, the fair value of the Private Placement Warrant Liability decreased by $19.3 million. As discussed in Note 8 to the consolidated financial statements, the fair value of the Private Placement Warrant Liability was estimated using a Black-Scholes model that utilized various assumptions, including term, stock price, volatility, risk free rate and dividend yield. Changes to the fair value of the Private Placement Warrant Liability are included within the Consolidated Statement of Operations. The volatility assumption significantly affects the fair value of the Private Placement Warrant Liability. The volatility is estimated based on implied volatility from the Company’s Public Warrants and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the warrants.

Auditing the fair value of the Private Placement Warrant Liability was challenging due to the judgmental nature of selecting an appropriate valuation model and the model’s assumptions, especially the guideline public companies used to determine the volatility assumption.

How We Addressed the Matter in Our Audit

To test the fair value of the Private Placement Warrant Liability, our audit procedures included, among others, assessing the appropriateness of the use of the Black-Scholes model and accuracy of the underlying calculation, including testing the assumptions used to calculate the fair value of the Private Placement Warrant Liability. We compared the term, stock price, risk free rate and dividend yield to readily available information as of the valuation date at December 31, 2022. For the volatility assumption, we assessed the suitability of the peer companies used based on the similarity of their operations to that of the Company and developed an independent range of volatility based on the implied volatility of the Company’s Public Warrants and historical volatilities of the similarly sized peer companies. We involved our specialists to assist us with evaluating the Black-Scholes model, as well as to perform comparative range calculations using the assumptions previously discussed.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Denver, Colorado

March 1, 2023

Solid Power, Inc. | 2022 Form 10-K | 55

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Solid Power, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Solid Power, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Solid Power, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Denver, Colorado

March 1, 2023

Solid Power, Inc. | 2022 Form 10-K | 56

Solid Power, Inc. Financial Statements

(in thousands, except par value and number of shares)

Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$50,123	$513,447
Marketable securities	272,957	75,885
Contract receivables	1,840	829
Prepaid expenses and other current assets	2,888	4,216
Total current assets	327,808	594,377
Property, Plant and Equipment, net	82,761	22,082
Right-Of-Use Operating Lease Asset, net	7,725	—
Right-Of-Use Financing Lease Asset, net	922	—
Other Assets	1,148	602
Long-term Investments	172,974	—
Intangible Assets, net	1,108	619
Total assets	$594,446	$617,680
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$10,070	$4,326
Current portion of long-term debt	7	120
Deferred revenue	4,050	500
Accrued and other current liabilities:
Accrued compensation	4,528	1,151
Other accrued liabilities	1,256	2,269
Operating lease liabilities, short-term	549	—
Financing lease liability, short-term	273	—
Total current liabilities	20,733	8,366
Long-term Debt	—	10
Warrant Liabilities	9,117	50,020
Operating Lease Liabilities, Long-Term	8,622	—
Financing Lease Liabilities, Long-Term	602	—
Other Long-term Liabilities	—	393
Deferred Taxes	—	226
Total liabilities	39,074	59,015
Stockholders’ Equity
Common Stock, $0.0001 par value; 2,000,000,000 shares authorized; 176,007,184 and 167,557,988 shares issued and outstanding as of December 31, 2022 and 2021, respectively	18	17
Additional paid-in capital	577,603	568,183
Accumulated deficit	(19,090)	(9,535)
Accumulated other comprehensive loss	(3,159)	—
Total stockholders’ equity	555,372	558,665
Total liabilities and stockholders’ equity	$594,446	$617,680

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2022 Form 10-K | 57

Solid Power, Inc. Financial Statements

(in thousands, except number of shares and per share amounts)

Consolidated Statements of Operations

	For the Years Ended December 31,
	2022	2021	2020
Revenue	$11,789	$2,712	$2,103
Operating Expenses
Direct costs	9,592	3,073	1,670
Research and development	38,592	17,102	9,594
Marketing and sales	3,692	3,428	1,205
General and administrative	19,032	5,655	1,227
Total operating expenses	70,908	29,258	13,696
Operating Loss	(59,119)	(26,546)	(11,593)
Nonoperating Income (Expense)
Interest income	4,692	56	28
Change in fair value of warrant liabilities	40,903	51,233	—
Interest expense	(42)	(394)	(361)
Other income (expense)	3,784	(3,602)	—
Loss from change in fair value of debt	—	—	(437)
Loss from change in fair value of embedded derivative liability	—	(2,680)	(2,817)
Gain on loan extinguishment	—	—	923
Total nonoperating income (expense)	49,337	44,613	(2,664)
Pretax Income (Loss)	(9,782)	18,067	(14,257)
Income tax (benefit) expense	(227)	(25)	118
Net Income (Loss)	$(9,555)	$18,092	$(14,375)
Premium paid on repurchase of redeemable convertible preferred stock	—	(5,436)	—
Net Income (Loss) Attributable to Common Stockholders	$(9,555)	$12,656	$(14,375)
Other Comprehensive Loss
Unrealized loss on marketable securities	(3,159)	—	—
Comprehensive Income (Loss) Attributable to Common Stockholders	$(12,714)	$12,656	$(14,375)
Basic earnings (loss) per share	(0.05)	0.13	(0.21)
Diluted earnings (loss) per share	(0.05)	0.11	(0.21)
Weighted average shares outstanding – basic	174,374,386	95,477,472	69,228,444
Weighted average shares outstanding – diluted	174,374,386	114,910,129	69,228,444

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2022 Form 10-K | 58

Solid Power, Inc. Financial Statements

(in thousands, except number of shares)

Consolidated Statements of Stockholders’ Equity

		Common Stock
	Mezzanine			Additional	Accumulated	Accumulated	Total Stockholders’
	Equity	Shares	Amount	paid-in capital	deficit	OCI	Equity
Balance - December 31, 2019	$29,096	7,213,730	1	$—	$(16,197)	$—	$(16,196)
Retroactive application of recapitalization	(29,096)	61,573,943	6	26,145	2,945	—	$29,096
Adjusted Balance Beginning of Period	$—	68,787,673	$7	$26,145	$(13,252)	$—	$12,900
Net loss	—	—	—	—	(14,375)	—	(14,375)
Bank warrant issuance	—	—	—	16	—	—	16
Beneficial Conversion feature on convertible debt	—	—	—	5,125	—	—	5,125
Stock options exercised	—	1,097,370	—	24	—	—	24
Stock-based compensation expense	—	—	—	182	—	—	182
Balance - December 31, 2020	$—	69,885,043	$7	$31,492	$(27,627)	$—	$3,872
Net income	—	—	—	—	18,092	—	18,092
Business Combination, net of redemptions and transaction costs of $47,888	—	63,039,829	6	394,587	—	—	394,593
Beneficial Conversion feature on convertible debt	—	—	—	4,875	—	—	4,875
Redemption of Series A-1 redeemable preferred stock*	—	(1,065,432)	—	(6,041)	—	—	(6,041)
Issuance of Series B redeemable preferred stock net of issuance costs of $4,511 and settlement of associated convertible preferred stock liability*	—	27,930,997	3	140,436	—	—	140,439
Warrants exercised	—	6,606,621	1	14	—	—	15
Stock options exercised	—	1,160,930	—	106	—	—	106
Stock-based compensation expense	—	—	—	2,714	—	—	2,714
Balance - December 31, 2021	$—	167,557,988	$17	$568,183	$(9,535)	$—	$558,665
Net loss	—	—	—	—	(9,555)	—	(9,555)
Withholding of Employee taxes related to stock-based compensation	—	—	—	(58)	—	—	(58)
Shares issued for the vesting of restricted stock units	—	20,672	—	—	—	—
Stock options exercised	—	8,428,524	1	818	—	—	819
Transaction costs	—	—	—	(12)	—	—	(12)
Unrealized loss on marketable securities	—	—	—	—	—	(3,159)	(3,159)
Stock-based compensation expense	—	—	—	8,672	—	—	8,672
Balance - December 31, 2022	$—	176,007,184	$18	$577,603	$(19,090)	$(3,159)	$555,372

*	All outstanding shares of Legacy Solid Power’s preferred stock were exchanged for shares of Solid Power common stock at the closing of the business combination

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2022 Form 10-K | 59

Solid Power, Inc. Financial Statements

(in thousands, except par value, share amounts, and per share amounts)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(9,555)	$18,092	$(14,375)
Adjustments to reconcile net income (loss) to net cash and cash equivalents from operating activities:
Depreciation and amortization	5,176	2,360	2,067
Amortization of right-of-use assets	745	—	—
Loss on sale of property, plant and equipment	11	11	7
(Gain) on extinguishment of debt	—	—	(923)
Stock compensation expense	8,672	2,714	182
Stock warrant issuance	—	—	16
Deferred taxes	(227)	(25)	118
Change in fair value of warrant liabilities	(40,903)	(51,233)	—
Amortization of premiums and accretion of discounts on marketable securities	(3,118)	—	—
Accrued interest on convertible notes payable to be paid in kind	—	263	165
Non-cash interest expense on convertible notes payable	—	—	437
Loss from change in fair value of embedded derivative liability	—	2,680	2,817
Change in operating assets and liabilities that provided (used) cash and cash equivalents:
Contract receivable	(1,012)	(552)	(248)
Due from related party	—	—	244
Prepaid expenses and other assets	2,687	(3,865)	23
Accounts payable	(94)	778	(120)
Deferred revenue	3,550	462	(421)
Accrued and other liabilities	645	2,801	77
Operating lease liability	(401)	—	—
Deferred rent	—	74	(61)
Net cash and cash equivalents used in operating activities	(33,824)	(25,440)	(9,995)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(58,296)	(12,617)	(1,020)
Purchases of marketable securities and long-term investments	(561,565)	(75,885)	—
Proceeds from sales of marketable securities	190,374	—	—
Purchases of intangible assets	(498)	(381)	(40)
Net cash and cash equivalents used in investing activities	(429,985)	(88,883)	(1,060)
Cash Flows from Financing Activities
Proceeds from debt	—	960	923
Payments of debt	(121)	(3,557)	(676)
Proceeds from issuance of convertible note payable	—	4,875	5,125
Proceeds from exercise of common stock options	818	106	23
Proceeds from exercise of common stock warrants	—	15	—
Proceeds from issuance of Series B preferred stock	—	135,579	—
Preferred stock issuance costs	—	(4,511)	—
Redemption of preferred stock	—	(6,041)	—
Cash paid for withholding of employee taxes related to stock-based compensation	(58)	—	—
Payments on finance lease liability	(142)	—	—
Business Combination, net of transaction costs	—	495,370	—
Transaction costs	(12)	—	—
Net cash and cash equivalents provided by financing activities	485	622,796	5,395

Net (decrease) increase in cash and cash equivalents	(463,324)	508,473	(5,660)
Cash and cash equivalents at beginning of period	513,447	4,974	10,634
Cash and cash equivalents at end of period	50,123	513,447	4,974

Supplemental information
Cash paid for interest	$42	$144	$351
Accrued capital expenditures	$7,561	$—	$—
Net assets acquired in Business Combination	$—	$(100,697)	$—
Gain on extinguishment of PPP loan	$—	$—	$(923)

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2022 Form 10-K | 60

Notes to Consolidated Financial Statements

Note 1 – Nature of Business

Solid Power, Inc. (the “Company”) is developing solid state battery technology to enable the next generation of batteries for the fast-growing EV and other markets. The Company’s planned business model is to sell its sulfide-based solid electrolyte and to license its solid-state cell designs and manufacturing processes. For the years ended December 31, 2022, 2021, and 2020, the Company has not derived material revenue from its principal business activities.

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

Pursuant to the Business Combination Agreement, the merger between Merger Sub and Legacy Solid Power was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, DCRC was treated as the “acquired” company and Legacy Solid Power is treated as the acquirer for financial reporting purposes.

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

Solid Power, Inc. | 2022 Form 10-K | 61

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to the valuation of common stock prior to the Business Combination, valuation of stock warrants, and useful lives of long-term assets, among others. The Company bases these estimates on historical experience and other assumptions that it believes are reasonable under the circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and periodically throughout the year, the Company’s cash accounts exceeded federally insured limits.

Marketable Securities

The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. From time to time, the Company may sell certain securities, but the objectives are not to generate profits on short-term differences in price.

These securities are carried at estimated fair value with unrealized holding gains and losses included in other comprehensive loss in stockholders’ deficit until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

Contract Receivables

Contract receivables consist of amounts due from government entities and commercial contractors. Management considers all contract receivables collectible, and therefore, an allowance for doubtful accounts has not been recorded as of December 31, 2022 and 2021. Included within contract receivables are amounts for work performed but not billed as of December 31, 2022 and 2021, shown below.

	December 31, 2022	December 31, 2021
Contract receivables not billed	$1,083	$310

Credit Risk and Major Customers

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

	For the Years Ended December 31,
	2022	2021	2020
Revenue Concentration
Number of Customers	4	4	3
Related Total Revenue Percentage	82%	87%	81%
Contract Receivable Concentration
Number of Customers	2	2	1
Related Contract Receivables Percentage	40%	58%	18%

Solid Power, Inc. | 2022 Form 10-K | 62

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

Depreciable Life - Years
Commercial production equipment	5 years
Laboratory equipment	5 years
Furniture and Computer Equipment	3-7 years
Leasehold improvements	Lesser of asset life or lease term

Long-Term Investments

The Company considers all investments with an original maturity of twelve months or more when purchased to be long-term investments.

Intangible Assets

Intangible assets consist of licenses and costs incurred for pending patents and pending trademarks. Licenses consist of rights to use patents and are amortized over their estimated useful life of three to 20 years. Patent and trademark costs are amortized over an estimated useful life upon award by the United States Patent and Trademark Office or expensed if the Company is unsuccessful in securing an issued patent. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment if events or circumstances indicate an impairment may have occurred at least annually.

Deferred Rent

Prior to the adoption of ASU No. 2016-02, Leases (Topic 842) on January 1, 2022, the Company had entered into operating lease agreements for each of its two facilities, each of which contain provisions for future rent increases or periods in which rent payments are reduced. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected in Other Long-term Liabilities in the accompanying Consolidated Balance Sheets. Deferred rent also includes the unamortized portion of landlord-financed tenant improvement allowances, which are amortized on a straight-line basis over the lease term as a reduction in rent expense.

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

Solid Power, Inc. | 2022 Form 10-K | 63

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

Revenue

The Company records the elements of its joint development agreements that represent joint operating activities in accordance with Accounting Standards Codification (ASC) Topic 808, Collaborative Arrangements. Accordingly, the elements of the joint development agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its partners and the transactions between the Company and third parties. Generally, the classification of transactions under the joint development agreements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. The Company recognizes collaborative revenue from cost contracts on the basis of costs incurred during the period and cost plus fixed-fee contracts on the basis of costs incurred during the period plus the fee earned. Contract costs include all direct labor, subcontract, material, and indirect costs related to the contract performance that are allowable under contract provisions.

Unbilled receivables are included in contract receivables and represent revenue recognized for which billings have not yet been presented to customers. Deferred revenue represents billings in advance of revenue recognized. Deferred revenue as of December 31, 2022 and 2021 was $4,050 and $500, respectively.

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

Warrant Liabilities

The Company accounts for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. Warrants recorded as liabilities are recorded at their fair value, within Warrant Liabilities on the Consolidated Balance Sheets and are remeasured on each reporting date with changes recorded in Change in fair value of warrant liabilities on the Company’s Consolidated Statements of Operations.

Solid Power, Inc. | 2022 Form 10-K | 64

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

Research and Development

Research and development expenditures of approximately $38,592, $17,102 and $9,594 in 2022, 2021 and 2020, respectively, were charged to expense as incurred.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the Consolidated Financial Statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any uncertain tax positions or tax benefits that are not expected to be realized based on available evidence. The Company records deferred tax assets and associated valuation allowances, when appropriate, to reflect amounts more likely than not to be realized based upon Company analysis. The Company’s temporary differences result primarily from capitalization of certain qualifying research and development expenses, accruals and reserves, depreciation of property and equipment, stock compensation expense, capitalization of operating or financing leases, and net operating loss carryovers.

The Company accounts for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the Consolidated Financial Statements from such a position based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. Interest and penalties associated with tax positions are recorded in the period assessed as General and administrative on the Consolidated Statement of Operations. No interest or penalties have been assessed during the years ended December 31, 2022, 2021 and 2020.

Net Earnings (Loss) per Share of Common Stock

Basic net earnings (loss) per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options and warrants. The Company reported a net loss in 2022 and 2020. As such all potentially dilutive securities including options and warrants, are antidilutive and accordingly, basic net loss per share equals diluted loss per share. As the Company reported net income in 2021, diluted earnings per share reflected any dilutive effect of stock options and warrants.

Solid Power, Inc. | 2022 Form 10-K | 65

Mezzanine Equity

In accordance with ASC 480, Legacy Solid Power’s Series A-1 Preferred Stock and Series B Preferred Stock (collectively, “Preferred Stock”) prior to the Business Combination were classified as mezzanine equity as the Preferred Stock included redemption features that were not solely within control of Legacy Solid Power.

Immediately prior to the consummation of the Business Combination, 14,069,187 shares of Legacy Solid Power Series A-1 Preferred Stock and 8,777,812 shares of Legacy Solid Power Series B Preferred Stock, which represented all of the then-outstanding shares of Preferred Stock, converted to Legacy Solid Power common stock on a one-to-one basis. At the Closing (as defined below), all shares of Legacy Solid Power common stock were exchanged for shares of Solid Power Common Stock based on the Exchange Ratio.

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), followed by other related ASUs that provided targeted improvements and additional practical expedient options. On January 1, 2022, the Company adopted the standards under Topic 842 using the modified retrospective method and elected a number of the practical expedients in its implementation of Topic 842. The key change that affected the Company relates to accounting for operating leases for which it is the lessee that were historically off-balance sheet. The impact of adopting the standards resulted in the recognition of a right-of-use asset of $7,853 and lease liability of $8,246 on the Company’s condensed consolidated balance sheet on January 1, 2022, exclusive of previously recognized lease balances. The implementation of Topic 842 did not have a material effect on the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows for the year ended December 31, 2022.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The Company adopted this guidance as of January 1, 2022.

The Company regularly reviews its available-for-sale marketable securities and evaluates the current expected credit losses by considering factors such as any changes in credit ratings, historical experience, market data, issuer-specific factors, and current economic conditions. Based on this analysis, an allowance for credit losses is recorded as a reduction to the carrying value of the asset. To date, management has not recorded an allowance for credit losses.

The Company reviews its receivable aging on an individual customer level, considering collectability of cash flows based on the risk of past events, current conditions, and forward-looking information. The Company establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is expected to occur. Allowances for doubtful accounts are recorded as reductions to the carrying values of the related receivables. To date, the Company has not recorded an allowance for doubtful accounts.

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

Solid Power, Inc. | 2022 Form 10-K | 66

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

In accordance with guidance applicable to the Business Combination, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s Common Stock, $0.0001 par value per share issued to Legacy Solid Power’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Solid Power redeemable convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the Exchange Ratio. Activity within the Consolidated Statements of Stockholders’ Equity for the issuances and repurchases of Legacy Solid Power’s redeemable convertible preferred stock were also retroactively converted to Legacy Solid Power common stock.

In connection with the Closing, and subject to the terms and conditions of the Business Combination Agreement, each outstanding share of Legacy Solid Power’s common stock (including shares of Legacy Solid Power common stock issued upon the conversion of each share of Legacy Solid Power’s Preferred Stock immediately prior to the Closing) was canceled and converted into the right to receive the number of shares of the Company’s Common Stock (as defined below) based on an Exchange Ratio equal to approximately 3.182 (the “Exchange Ratio”), and each outstanding Legacy Solid Power option issued under Legacy Solid Power’s 2014 Equity Incentive Plan (the “2014 Plan”) was converted into a Company option based on the Exchange Ratio applicable to shares of Legacy Solid Power common stock, each in accordance with the terms of the Business Combination Agreement. At the Closing, the Company issued an aggregate of 104,518,159 shares of Common Stock to the equity-holders of Legacy Solid Power and the Legacy Solid Power option-holders’ held options in the Company to receive an aggregate 34,407,949 shares of Common Stock, subject to payment of the applicable exercise price and, in certain circumstances, vesting obligations.

Furthermore, in connection with the Business Combination, (i) all shares of DCRC’s Class A common stock prior to the Business Combination were re-designated as “Common Stock, par value $0.0001 per share” of the Company (“Common Stock”) and (ii) all 40,000 shares of DCRC’s Class B common stock were converted, on a one-for-one basis, into an equivalent number of shares of the Company’s Common Stock. On the Closing Date, a number of purchasers, purchased from DCRC an aggregate of 19,500,000 shares of the Company’s Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $195,000 (the “PIPE Financing”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into on June 15, 2021 or October 27, 2021.

Prior to the Closing, DCRC had $1,500 outstanding under working capital loans from Decarbonization Plus Acquisition Sponsor III LLC (the “Sponsor”), which, in connection with the Closing, the Sponsor elected to convert into warrants to purchase 1,000,000 shares of Common Stock at a price of $1.50 per share, which are included in the 7,666,667 Private Placement Warrants (as defined below).

Pursuant to the Business Combination Agreement, the Merger was accounted for as a Reverse Recapitalization in accordance with GAAP. Under this method of accounting, DCRC was treated as the “acquired” company and Legacy Solid Power is treated as the acquirer for financial reporting purposes.

The following table reconciles the elements of the Business Combination to the Consolidated Statements of Cash Flows and the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2021:

Solid Power, Inc. | 2022 Form 10-K | 67

Recapitalization
Cash – DCRC trust and cash, net of redemptions	$347,914
Cash – PIPE Financing	195,000
Cash – Sponsor Funds	264
Non-cash net assets acquired from DCRC	(100,697)
Less: transaction costs and advisory fees for Legacy Solid Power allocated to equity	(5,991)
Less: transaction costs and advisory fees for DCRC	(41,897)
Net Business Combination	$394,593
Add: non-cash net assets acquired from DCRC	100,697
Add: accrued transaction costs and advisory fees	80
Net cash contributions from Business Combination	$495,370

Non-cash net assets acquired from DCRC include the fair value of acquired Common Stock warrants of ($101,253).

The following table sets forth the number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Number of Shares
DCRC Class A common stock outstanding prior to Business Combination	43,710,000
DCRC Class B common stock outstanding prior to Business Combination	40,000
Less: redemption of DCRC Class A common stock	(210,171)
Shares of Common Stock issued in PIPE Financing	19,500,000
Shares of Common Stock issued to Legacy Solid Power stockholders	104,518,159
Total shares of Common Stock outstanding immediately after Business Combination	167,557,988

Note 4 – Property, Plant and Equipment

Property, plant and equipment at December 31 are summarized as follows:

	2022	2021
Commercial production equipment	$21,595	$9,139
Laboratory equipment	3,278	1,316
Leasehold improvements	27,996	4,674
Furniture and computer equipment	1,482	737
Construction in progress	40,036	12,684
Total cost	94,387	28,550
Accumulated depreciation	(11,626)	(6,468)
Net property and equipment	$82,761	$22,082

Depreciation expenses are allocated ratably across operating expenses on the accompanying Consolidated Statements of Operations. Depreciation expenses for dedicated laboratory equipment and commercial production equipment are charged to research and development; other depreciation expenses are included in the Company’s overhead and are allocated across operating expenses on the accompanying Consolidated Statements of Operations based on Company personnel costs incurred.

	December 31,
	2022	2021	2020

Depreciation expense	$5,167	$2,351	$2,066

In 2022, the Company expanded its cell production capabilities through the construction of a second dry room and installation of a second cell pilot production line at its Louisville, Colorado facility, which is designed to produce larger format solid-state battery cells for the automotive qualification process.

Solid Power, Inc. | 2022 Form 10-K | 68

The Company is expanding its electrolyte production to a second location in Thornton, Colorado. Scaling this production will allow it to produce larger quantities of electrolyte material required to feed cell-production lines and continue research and development efforts. The Company expects to begin producing electrolyte from this facility in 2023.

	December 31, 2022	December 31, 2021
Construction in progress
Louisville, Colorado – 2nd cell pilot line	$2,010	$6,875
Louisville, Colorado – Other capital projects	2,206	—
Thornton, Colorado – Increased scale electrolyte production	35,820	943

Note 5 – Intangible Assets

Intangible assets of the Company at December 31 are summarized as follows:

	2022		2021
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(51)	$149	$(42)
Patents pending	984	—	503	—
Trademarks and trademarks pending	26	—	9	—
Total amortized intangible assets	$1,159	$(51)	$661	$(42)

Amortization expense for intangible assets totaled $9 for the years ended December 31, 2022, 2021 and 2020. Useful lives of intangible assets range from three to 20 years. Amortization expenses are allocated ratably across operating expenses on the accompanying condensed consolidated statements of operations.

Note 6 – Long-term Debt

Long-term debt at December 31 is as follows:

	2022	2021
Various equipment notes payable to banks in monthly installments ranging from $1 to $2, including interest at 6.255 percent to 12.18 percent maturing from April 2022 through April 2023. The notes are collateralized by the financed equipment.	$7	$130
Total	7	130
Less current portion	7	120
Long-term portion	$—	$10

The remaining balance of debt is all short-term. The Company anticipates paying off the remaining balance in the subsequent year.

Note Payable

On December 7, 2021, prior to the Closing, the Company used available cash to pay off the outstanding balance and remaining fees of a note payable to a commercial bank. The Company was in compliance with all financial covenants through the loan payoff on December 7, 2021.

Interest expense on long-term debt for the years ended December 31, 2022, 2021 and 2020 was $6, $131 and $196, respectively.

Solid Power, Inc. | 2022 Form 10-K | 69

Note 7 – Convertible Notes Payable

2020 Convertible Promissory Notes

On December 10, 2020 and December 18, 2020, the Company issued unsecured convertible promissory notes to investors in the total principal amount of $5,125, and on February 4, 2021, and March 1, 2021, the Company issued additional unsecured convertible promissory notes to investors in the total principal amount of $4,875, as part of a single financing (collectively, the “2020 Notes”). The 2020 Notes accrued interest at eight percent per annum. The 2020 Notes were converted into 1,007,965 shares of Legacy Solid Power Series B Preferred Stock on May 5, 2021, in conjunction with the closing of the Legacy Solid Power Series B Preferred Stock (“Series B Financing”). The outstanding balance on the 2020 Notes, including accrued interest, was $10,228 when the 2020 Notes were converted to Legacy Solid Power Series B Preferred Stock. Interest expense for 2021 was $210 for the 2020 Notes. The principal of the 2020 Notes was included in Additional paid-in capital and the fair value of the embedded derivative was recorded as a liability on the Legacy Solid Power’s Consolidated Balance Sheet. The fair value of the embedded derivative was $5,497. This balance was transferred, along with the accrued interest, to mezzanine equity upon conversion of the 2020 Notes to Series B Preferred Stock in conjunction with the Series B Financing.

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

2019 Convertible Promissory Notes

On December 4, 2019, the Company issued an unsecured convertible promissory note to an investor in the principal amount of $3,000 (the “2019 Note,” and together with the 2020 Notes, the “Convertible Promissory Notes”). The 2019 Note accrued interest at 5 percent per annum. The 2019 Note converted into 254,899 shares of Legacy Solid Power Series B Preferred Stock, in conjunction with the Series B Financing. Upon this conversion, the 2019 Note converted to Series B Preferred Stock at a 30 percent discount. Interest expense incurred for the year ended December 31, 2020 was $150. Prior to conversion, interest expense incurred for the year ended December 31, 2020 was $53.

For all debt instruments, including any for which the Company has elected fair value accounting, the Company classifies interest that has been accrued during each period as Interest expense on the Consolidated Statements of Operations.

Note 8 – Fair Value Measurements

The Company considers all highly liquid instruments with original maturities of less than 90 days to be cash equivalents. As of December 31, 2022, there were no long-term marketable securities.

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

Solid Power, Inc. | 2022 Form 10-K | 70

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As discussed in Note 7, all Convertible Promissory Notes were converted to Legacy Solid Power Series B Preferred Stock in May 2021. As of December 31, 2022 and 2021, the Company’s financial liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$165,179	$—	$—	$165,179
Corporate Bonds	$227,957	$—	$—	$227,957
Government Bonds	$42,865	$—	$—	$42,865
U.S. Treasuries	9,930	—	—	9,930

Liabilities
Public Warrants	$4,900	$—	$—	$4,900
Private Warrants	$—	$4,217	$—	$4,217

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$33,275	$—	$—	$33,275
Corporate Bonds	$39,593	$—	$—	$39,593
Government Bonds	$3,017	$—	$—	$3,017

Liabilities
Public Warrants	$26,483	$—	$—	$26,483
Private Warrants	$—	$23,537	$—	$23,537

The change in fair value of the Company’s marketable securities is included in Other Comprehensive loss. There were no transfers in and out of Level 3 fair value hierarchy during the years ended December 31, 2022 and 2021. For the year ended December 31, 2022 the Company purchased $561,565 of marketable securities.

Fair Value Methodology

2020 Notes Embedded Derivative

The fair value of the 2020 Notes was estimated using the present value of probability weighted scenario analysis, considering the as-converted value and the downside protection. The embedded derivative is valued using a “with-and-without method,” where the value of the 2020 Notes, including the embedded derivative, is defined as the “with”, and the value of the 2020 Notes, excluding the embedded derivative, is defined as the “without.” This method estimates the value of the embedded derivative by comparing the difference in the values between the 2020 Notes with the embedded derivative and the value of the 2020 Notes, without the embedded derivative. The probability weighted scenario analysis requires the following inputs: (i) probability of qualified financing, maturity, and other contingent scenarios; (ii) equity value; (iii) conversion price; (iv) maturity date; (v) risk-free interest rate; and (vi) estimated volatility. The changes during the twelve months ended December 31, 2021 in the fair values of the embedded derivatives are primarily related to the change in the value of the conversion features and are reflected in the Consolidated Statements of Operations as “Loss from change in fair value of embedded derivative liability.” The embedded derivative liability was settled as of December 31, 2021.

Solid Power, Inc. | 2022 Form 10-K | 71

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

Fair Value of Common Stock Warrant Liabilities

The fair value of the Private Placement Warrant Liabilities have been estimated using a Black-Scholes model as of the Closing Date and subsequently as of the December 31, 2022 and 2021 Consolidated Balance Sheet dates. The fair value of the Public Warrants (defined below) has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 input. The estimated fair value of the Private Placement Warrants (defined below) is determined using Level 2 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s Public Warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates:

	December 31, 2022	December 31, 2021
Exercise Price	$11.50	$11.50
Stock Price	$2.54	$8.74
Volatility	71.3%	48.9%
Term	3.94	4.94
Risk-free rate	4.03%	1.24%

The following table provides a reconciliation of the Public Warrants measured at fair value using Level 1 directly observable inputs and Private Placement Warrants measured at fair value using Level 2 directly or indirectly observable inputs:

	Public Warrants	Private Warrants
	Level 1 Fair Value	Level 2 Fair Value
December 31, 2021	$2.27	$3.07
Change in fair value	$(1.85)	$(2.52)
December 31, 2022	$0.42	$0.55

The following tables provides a reconciliation of the change in fair value for the Public and Private Placement Warrants for the years ended December 31, 2022 and 2021.

			December 31,	Change in Fair	December 31,
Warrant Class	Level	Shares	2021	Value	2022
Public Warrants	1	11,666,636	$26,483	$(21,583)	$4,900
Private Warrants	2	7,666,667	$23,537	$(19,320)	$4,217
Total		19,333,303	$50,020	$(40,903)	$9,117

Solid Power, Inc. | 2022 Form 10-K | 72

Note 9 – Common Stock Warrant Liabilities

As of December 31, 2022 and December 31, 2021, there were 11,666,636 publicly traded warrants (“Public Warrants”) and 7,666,667 private placement warrants (“Private Placement Warrants,” and together with the Public Warrants, “Warrants”) outstanding. Each whole Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to customary adjustments. Only whole Warrants are exercisable. The Warrants became exercisable on January 7, 2022 and will expire on December 8, 2026.

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

The Warrant Liabilities were initially measured at fair value upon Closing of the Business Combination for $101,253 and subsequently re-measured on December 31, 2021 and December 31, 2022 for $50,020 and $9,117, respectively. The Public Warrants were allocated a portion of the proceeds from the issuance of the units of common stock and one-third warrants in DCRC’s initial public offering equal to their fair value. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $40,903 and $51,233 as of December 31, 2022 and 2021, respectively.

Solid Power, Inc. | 2022 Form 10-K | 73

Note 10 – Mezzanine Equity

In accordance with ASC 480, Legacy Solid Power’s Preferred Stock prior to the Business Combination was classified as mezzanine equity. Immediately prior to the Closing, Legacy Solid Power had 14,069,187 shares of Series A-1 Preferred Stock outstanding and 8,777,812 shares of Series B Preferred Stock outstanding. Legacy Solid Power issued the Series B Preferred Stock in May 2021 in exchange for $135,579 of cash and the conversion of the 2019 Note and the 2020 Notes.

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

Immediately prior to the Business Combination, 14,069,187 shares of Series A-1 Preferred Stock and 8,777,812 shares of Series B Preferred Stock were converted to the equivalent number of shares of Legacy Solid Power common stock. At the Closing, those shares of Legacy Solid Power common stock were exchanged for Common Stock in accordance with the Exchange Ratio.

Note 11 – Stockholders’ Equity

Common Stock

Stock options exercised for Common Stock are summarized in the table below:

	December 31,
	2022	2021	2020
Stock options exercised	8,428,524	1,160,930	1,097,370

Cash received from options exercised under the Legacy Solid Power, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) for the years ended December 31, 2022, 2021 and 2020 was $818, $106 and $24, respectively.

During the years ended December 31, 2022, 2021 and 2020, restricted stock units (“RSUs”) vested for 29,108, 0, and 0 shares of Common Stock, respectively.

Legacy Solid Power Warrants

During 2015, Legacy Solid Power issued warrants to a third party to purchase 276,000 shares of Legacy Solid Power common stock at an exercise price of $0.00001088 per share, in conjunction with a licensing agreement. Management determined that equity classification is appropriate for these warrants. Legacy Solid Power recognized expense totaling $18 on the date of the grant that has been included as a component of Additional Paid In Capital within the consolidated statement of stockholders’ equity. During 2020, Legacy Solid Power issued additional warrants to purchase 45,730 shares of common stock at an exercise price of $0.53 per share. Legacy Solid Power recognized expense totaling $16 on the date of the grant.

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

Solid Power, Inc. | 2022 Form 10-K | 74

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

Options granted under the 2021 Plan generally have a ten-year term and vest as to 1/4th of these shares per year beginning one year after the initial date of service of a service provider. Option awards under the 2021 Plan were generally granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Certain option awards issued under the 2021 Plan provide for accelerated vesting if there is a change in control (as defined in the plan agreements).

Effective April 1, 2022, the Company began granting RSUs in accordance with the terms of the 2021 Plan. The grant date fair value of RSUs awarded are determined based on the Company’s closing common share price on the NASDAQ on the trading day preceding the grant date. RSU awards for employees generally vest 25% per year commencing on the first anniversary of the grant date. RSU awards upon initial service as a director vest in 12 equal quarterly installments. For initial service grants, vested RSUs are settled in common stock upon the earlier of the director no longer serving on the board of directors or the date the RSU has fully vested. Annual RSU awards to directors generally fully vest on the one-year anniversary of the grant date. Upon vesting, granted RSUs entitle the grantee to receive one share of common stock of the Company at no additional cost. Holders of unvested RSUs do not have voting or dividend rights.

At December 31, 2022 and 2021 the Company had 24,766,176 and 34,407,949 shares of common stock underlying stock options outstanding under the 2014 Plan respectively. Upon the Closing, the 2014 Plan was terminated and no additional grants were made under the 2014 Plan.

As of December 31, 2022, the 2021 Plan permitted the Company to grant up to 24,466,527 shares of common stock to its employees, directors, and consultants, as designated by the board of directors.

	December 31, 2022	December 31, 2021
Option awards granted under 2021 Plan	1,730,564	—
RSU awards granted under 2021 Plan	1,292,429	—

Compensation Expense for Stock Based Compensation

The fair value of stock options and RSUs issued to employees and directors is recognized as compensation expense over the period of service that generally coincides with the vesting period of the award. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

Solid Power, Inc. | 2022 Form 10-K | 75

For the years ended December 31, 2022, 2021 and 2020 the Company recognized compensation costs totaling:

	December 31,
	2022	2021	2020
Equity-based compensation costs related to RSUs	$1,567	$—	$—
Equity-based compensation costs related to stock options	7,076	2,714	182
Equity-based compensation costs related to ESPP	29	—	—
Total equity-based compensation costs	$8,672	$2,714	$182
Future compensation costs related to unvested options	$19,322	$23,307	$593

The fair value of stock options and other equity-based compensation issued to employees is recognized as compensation expense over the period of service that generally coincides with the vesting period of the award. The Company allocated compensation ratably across Operating Expenses within the following financial statement lines:

	December 31,
	2022	2021	2020
Direct Costs	$1,580	$332	$22
Research and Development	4,474	1,698	115
Sales and Marketing	493	308	23
General and Administrative	2,125	376	22
Total equity-based compensation cost	$8,672	$2,714	$182

Stock Options

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

The fair value of each option grant during the years ended December 31, 2022, 2021 and 2020 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	2022		2021		2020
Approximate risk-free rate	2.84%		1.04%		1.29%
Volatility	44.69%		41.45%		43.92%
Average expected life (years)	6	years	6	years	6	years
Dividend yield	0%		0%		0%
Weighted-average grant date fair value	$7.26		$5.10		$0.84
Estimated fair value of total options granted	$5,659		$25,353		$246

When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

Solid Power, Inc. | 2022 Form 10-K | 76

A summary of option activity under the 2014 Plan and 2021 Plan for the years ended December 31, 2022, 2021, and 2020 is presented below:

			Weighted-average
			Remaining
	Number of	Weighted-average	Contractual Term
Options	Shares	Exercise Price	(in years)
Outstanding at January 1, 2020	23,020,981	$0.06	7.06
Granted	1,719,754	$0.16
Exercised	(1,097,370)	$0.02
Forfeited or expired	(167,381)	$0.15
Outstanding at December 31, 2020	23,475,984	$0.06	6.53

Outstanding at January 1, 2021	23,475,984	$0.06	6.53
Granted	12,285,359	$5.10
Exercised	(1,160,930)	$0.09
Forfeited or expired	(192,464)	$0.84
Outstanding at December 31, 2021	34,407,949	$1.86	6.98

Outstanding at January 1, 2022	34,407,949	$1.86	6.98
Granted	1,730,564	$7.19
Exercised	(8,428,524)	$0.10
Forfeited or expired	(1,711,817)	$4.64
Outstanding at December 31, 2022	25,998,172	$2.60	6.31

Exercisable at December 31, 2020	18,023,695	$0.04	5.96
Exercisable at December 31, 2021	19,603,474	$0.05	5.21
Exercisable at December 31, 2022	18,202,064	$1.19	5.14

Cash received from options exercised under the 2014 Plan for December 31, 2022, 2021 and 2020 was $818, $106 and $23, respectively. The aggregate intrinsic value of exercisable options at December 31, 2022 was $35,058. The aggregate intrinsic value of exercised options at December 31, 2022 was $63,287.

Restricted Stock Units

The following table summarizes non-vested RSUs at December 31, 2022 and the changes for the period ended December 31, 2022:

	Number of	Weighted-average
	Shares	Grant Date Fair Value
Balance at January 1, 2022	—
Granted	1,292,429	$7.11
Vested	(29,108)	$7.26
Forfeited	(205,341)	$7.33
Outstanding at December 31, 2022	1,057,980	$7.06

As of December 31, 2022 unrecognized compensation costs related to restricted stock units was $6,144 and is expected to be recognized over a weighted average period of 2.97 years. The vested RSUs had no intrinsic value as of December 31, 2022.

Solid Power, Inc. | 2022 Form 10-K | 77

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (“2021 ESPP”) originated with 3,778,000 shares of Common Stock available for issuance. As of December 31, 2021, 3,778,000 shares remained available for issuance. Beginning on January 1, 2022, the number of shares of Common Stock available for issuance under the 2021 ESPP shall increase by an amount equal to the lesser of (i) 3,778,000 shares of Common Stock (ii) one percent (1%) of the total number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number of shares of Common Stock determined by the Administrator no later than the last day of the immediately preceding fiscal year. As of December 31, 2022 5,463,579 shares remained available for issuance. As of December 31, 2022 the 2021 ESPP permitted the Company to issue up to 5,463,579 shares of common stock.

The Company recorded $29 of expense related to the 2021 ESPP in the year ended December 31, 2022. No shares have been purchased under the ESPP as of December 31, 2022. As of December 31, 2022, there was $58 of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized by the end of second quarter of 2023.

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

Note 13 – Earnings (Loss) Per Share

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for December 31, 2022, 2021 and 2020.

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

	Years Ended December 31,
	2022	2021	2020
Net income (loss) attributable to common stockholders	$(9,555)	$12,656	$(14,375)
Weighted average shares outstanding – basic	174,374,386	95,477,472	69,228,444
Weighted average shares outstanding – diluted	174,374,386	114,910,129	69,228,444

Basic earnings (loss) per share	$(0.05)	$0.13	$(0.21)
Diluted earnings (loss) per share	$(0.05)	$0.11	$(0.21)

Solid Power, Inc. | 2022 Form 10-K | 78

Due to the net loss to common stockholders in 2022 and 2020 presented above, diluted loss per share was computed without consideration of potentially dilutive instruments as their inclusion would have been anti-dilutive. Warrants outstanding in 2022 and 2021 were not included in the computation of diluted earnings per share because the warrant’s exercise price for the period was greater than the average market price of the common shares. As of December 31, 2022, 2021 and 2020, potentially dilutive securities excluded from the diluted earnings (loss) per share calculation are as follows (in shares):

	2022	2021	2020
Common Stock Warrants	19,333,303	19,333,303	1,023,745
2014 & 2021 Equity Incentive Plan - Stock Options	26,328,279	—	23,476,182
2021 Equity Incentive Plan - Restricted Stock Units	710,385	—	—
2021 Employee Stock Purchase Plan	26,589	—	—
Contingently Issuable Common Stock	5,339	—	—
Total potentially dilutive securities	46,403,895	19,333,303	24,499,927

Note 14 – Leases

The Company leases its two facilities and certain equipment. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance and common area maintenance.

The Company’s facility in Louisville, Colorado is under a noncancelable operating lease with a maturity date in September 2029. In 2022, the Company amended the lease to incorporate a prior subleased space into the base lease and extend the term of the lease. The Company has the right to renew this lease for an additional five-year period.

On September 1, 2021, the Company entered into an industrial operating lease agreement for its facility in Thornton, Colorado, with the initial term through March 31, 2029. Under this operating lease, the Company has one option to renew for five years, which has been included in the calculation of lease liabilities and right-of-use assets at the adoption date of the lease accounting standard on January 1, 2022, as the exercise of the option was reasonably certain. As the renewal rent has not been negotiated, the Company used an estimated rent rate which approximated the fair market rent at adoption of ASC 842 on January 1, 2022 for the extension period.

The Company has certain equipment leases classified as finance leases as of December 31, 2022.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

	December 31, 2022	December 31, 2021
Finance lease costs:
Amortization of right-of-use assets	$92	$—
Interest on lease liabilities	28	—
Operating lease costs	850	—
Total lease expense	$970	$—

Solid Power, Inc. | 2022 Form 10-K | 79

The components of cash flow information related to leases are as follows:

	December 31, 2022	December 31, 2021
Operating outgoing cash flows – finance lease	$24	$—
Financing outgoing cash flows – finance lease	142	—
Operating outgoing cash flows – operating lease	568	—
Right-of-use assets obtained in exchange for new finance lease liabilities	1,014	—
Right-of-use assets obtained in exchange for new operating lease liabilities	8,947	—

December 31, 2022
Finance lease
Weighted-average remaining lease term – finance lease (in years)	3.37
Weighted-average discount rate – finance lease	5.9%
Operating lease
Weighted-average remaining lease term – operating lease (in years)	10.18
Weighted-average discount rate – operating lease	6.9%

As of December 31, 2022, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2023	$315	$1,138
2024	315	1,173
2025	192	1,210
2026	85	1,248
2027	37	1,288
Thereafter	16	6,571
Total	960	12,628
Less present value discount	85	3,457
Total lease liabilities	$875	$9,171

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

During 2022, the Company entered into a collaborative arrangement with BMW of North America, LLC (“BMW”). Pursuant to the terms of the agreement, the Company granted BMW a research and development-only license to certain of the Company’s intellectual property relating to solid-state battery cell manufacturing (the “R&D License”). The R&D License allows, among other things, BMW to install a solid-state prototype cell manufacturing line based upon the Company’s proprietary information. The R&D License is limited to BMW’s research and development activities and may not be used for commercial battery cell production.

The Company and BMW also agreed to negotiate a non-exclusive short-term electrolyte supply agreement for the Company to supply BMW with electrolyte material for use in BMW’s cell manufacturing, which is expected to commence in 2024 following commissioning of BMW’s solid-state protype cell manufacturing line.

Solid Power, Inc. | 2022 Form 10-K | 80

Pursuant to the agreement, prior to installation of BMW’s anticipated prototype cell manufacturing line, the Company and BMW have agreed to undertake development and manufacturing activities jointly at the Company’s facilities. Any intellectual property developed jointly by the Company and BMW at the Company’s facilities will be solely owned by the Company (“Joint Onsite Foreground IP”). To the extent intellectual property is jointly conceived but not considered Joint Onsite Foreground IP, the Company and BMW will jointly own such intellectual property. Each party will solely own intellectual property developed solely by such party. The Company and BMW will each have the right to utilize the other party’s technical improvements for research and development purposes only. Subject to certain limitations, the Company has the right to cause BMW to license BMW’s technical improvements to the Company for commercial purposes.

In consideration of the R&D License and additional development activities contemplated by the agreement BMW will pay the Company $20 million between December 2022 and June 2024, subject to the Company achieving certain milestones. For the year ended December 31, 2022, the Company has recognized $2 million of revenue from BMW and recorded $4 million of deferred revenue related to cash paid from BMW in advance of services provided.

Unrelated to the terms under the R&D License agreement the Company received $375 from BMW in exchange for initial prototype cells.

Note 16 – Retirement Plans

The Company sponsors a 401(k) plan for all employees. The plan provides for the Company to make a discretionary matching contribution. Contributions to the plan totaled $802, $352 and $226 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Income taxes included in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 are detailed below:

	For the Years Ended December 31,
	2022	2021	2020
Deferred income tax (benefit) expense:
Federal	$(195)	$(22)	$96
State	(32)	(3)	22
Total income tax (benefit) expense	$(227)	$(25)	$118

Solid Power, Inc. | 2022 Form 10-K | 81

The tables below represent a reconciliation of the statutory federal income tax expense to income tax:

	December 31,
	2022	2021	2020
Income tax expense at the federal statutory rate	21.00%	21.00%	21.00%
State income taxes - net of federal income tax benefits	13.07%	(5.97)%	2.96%
Permanent Differences	(3.14)%	0.25%	1.08%
Permanent Differences – Related to Convertible Debt	0.00%	0.31%	(5.04)%
Permanent Differences – Fair Value Adjustments– Warrant Liability	66.21%	(56.44)%	0.00%
Permanent Differences – Fair Value Adjustments– Marketable Securities	(5.13)%	0.00%	0.00%
Prior year provision to return	0.03%	(0.03)%	(0.03)%
Net change in valuation allowance	(104.28)%	40.73%	(20.81)%
Research and Development	13.65%	0.00%	0.00%
Other	0.33%	0.01%	0.00%
Total income tax (benefit)	1.75%	(0.14)%	(0.84)%

For the years ended December 31, 2022, 2021 and 2020, the effective tax rate was approximately 1.75%, (0.14%) and (0.84%), respectively. Differences between the statutory rate and the Company’s effective tax rate resulted from changes in valuation allowance and permanent differences for tax purposes in the treatment of certain nondeductible expenses.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss	$17,962	$15,591
R&D Credit	1,908	—
Stock compensation	1,991	417
Section 174 Capitalization	5,731	—
ROU Lease Liability	2,459	—
Other	748	49
Total income tax expense (benefit)	30,799	16,057
Valuation allowance	(28,030)	(14,536)
Net deferred tax assets:	2,769	1,521
Deferred tax liabilities:
Intangibles (non-goodwill)	$(1)	$—
Property and equipment	(652)	(1,747)
ROU Asset	(2,116)	—
Total deferred tax liabilities	(2,769)	(1,747)
Total net deferred tax liability	$—	$(226)

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The valuation allowance increased by $13,494 in 2022.

Solid Power, Inc. | 2022 Form 10-K | 82

At December 31, 2022, 2021 and 2020, the Company had total domestic Federal net operating loss carryovers of approximately $73,367, $63,391 and $29,836, respectively. Federal net operating losses generated on or prior to December 31, 2017 expire in 2037. Federal net operating losses generated on or after January 1, 2018 have an indefinite carryforward and are only available to offset 80% taxable income beginning in 2021. The determination of state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and that can thereby impact the amount of such carryforwards. The majority of the state net operating losses have an indefinite carryforward.

Accounting for uncertainty in income taxes is based on a recognition threshold and measurement attribute for the Consolidated Financial Statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes in its Consolidated Financial Statements only those tax positions that are more-likely-than-not to be sustained as of the adoption date, based on the technical merits of the position. Each year the Company performs a comprehensive review of its material tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.

As the Company had no uncertain tax benefits before the year ending December 31, 2022, there is no accrual of interest or penalties related to uncertain tax positions.

The following table summarizes the Company’s unrecognized tax benefits:

December 31, 2022
Balance, beginning of year	$—
Gross increases related to prior period tax position	—
Gross increases related to current period tax position	636
Gross decreases related to prior period tax position	—
Balance, end of year	$636

Included in the balance of unrecognized tax benefits at December 31, 2022, are potential benefits of $636 that if recognized would affect the effective tax rate.

The 2018 through 2021 tax years remain open to examination by the Internal Revenue Service and, with few exceptions, various other state tax agencies. These taxing authorities have the authority to examine those tax years until the applicable statutes of limitations expire.

Note 18 – Contingencies

In the normal course of business, the Company may be party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company. DCRC, the predecessor to the Company, received a demand letter dated August 31, 2021 from counsel purporting to represent a stockholder of DCRC alleging that the proposed vote on the Authorized Share Charter Proposal (“Proposal”) for the proposed business combination with Legacy Solid Power violated Section 242(b)(2) of the Delaware General Corporation law and demanded that DCRC provide DCRC’s Class A stockholders with a separate class vote on the Proposal. DCRC subsequently provided for the Class A stockholders to have a separate class vote on the Proposal share increase. The Proposal was approved and the Business Combination closed. The counsel who issued this demand letter made a fee demand (the “Fee Demand”) for prompting the change in the Proposal. The Company accrued a liability of $500 on its Consolidated Balance Sheets as of December 31, 2021 in anticipation of settling the Fee Demand. On March 10, 2022, the Company settled the Fee Demand for an amount that is materially consistent with our accrual.

Based on cash on hand at December 31, 2022, management believes the Company has sufficient capital to execute its strategic plan and fund operations through at least the next 12 months from the date these Consolidated Financial Statements are issued.

Solid Power, Inc. | 2022 Form 10-K | 83

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Inherent Limitations over Internal Control Over Financial Reporting

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including our principal executive officer and principal financial officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Solid Power, Inc. | 2022 Form 10-K | 84

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Our independent registered public accounting firm, Ernst & Young LLP, has issued their report on our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

As previously disclosed in Part II, Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, management previously identified a material weakness for Legacy Solid Power due to deficiencies identified in the operating effectiveness of controls over financial reporting related to the review of complex transactions for proper accounting treatment as our control environment would have failed to detect the misstatement prior to the financial statement issuance.

During 2022, we implemented our previously disclosed remediation plan, which included the following remediation actions:

●	Hiring additional personnel.
●	Improving our capabilities to identify, research, and prepare support documentation for technical accounting issues.
●	Designing and implementing a formalized internal control framework.
●	Improving and strengthening our control processes and procedures.
●	Working with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

We have completed the necessary testing to conclude that the material weakness was remediated as of December 31, 2022. Except for the material weakness remediation described above, there were no changes during the fourth quarter of 2022 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Solid Power, Inc. | 2022 Form 10-K | 85

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding executive officers called for by Item 401(b) of Regulation S-K may be found under the caption “Information About our Executive Officers” in this Report. The other information required by this Item is included in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item is included in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is included in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is included in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Solid Power, Inc. | 2022 Form 10-K | 86

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits
(1)	Financial Statements.

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Mezzanine and Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: None
(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit/ Annex	Filing Date
2.1	Business Combination Agreement and Plan of Reorganization, dated as of June 15, 2021, by and among the Company, Merger Sub and Legacy Solid Power	424B3	333-258681	Annex A	November 10, 2021
2.2	First Amendment to the Business Combination Agreement, dated October 12, 2021, by and among the Company, Merger Sub and Legacy Solid Power	424B3	333-258681	Annex A-1	November 10, 2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40284	3.1	December 13, 2021
3.2	Amended and Restated Bylaws	8-K	001-40284	3.1	November 21, 2022
4.1	Specimen Common Stock Certificate	8-K	001-40284	4.1	December 13, 2021
4.2	Specimen Warrant Certificate	8-K	001-40284	4.2	December 13, 2021
4.3	Warrant Agreement, dated March 23, 2021, between the Company and Continental Stock Transfer & Trust Company	8-K	001-40284	4.1	March 26, 2021
4.4	Amended and Restated Registration Rights Agreement	8-K	001-40284	10.2	December 13, 2021
4.5±	Board Nomination and Support Agreement between Solid Power, BMW Holding B.V. and the stockholders of Solid Power listed on Schedule A thereto, dated May 5, 2021	S-4	333-258681	4.4	August 10, 2021
4.6	Description of Securities	10-K	001-40284	4.6	March 23, 2022

Solid Power, Inc. | 2022 Form 10-K | 87

10.1	Private Placement Warrants Purchase Agreement, dated March 23, 2021, between DCRC, the Sponsor and the other purchasers named therein	8-K	001-40284	10.5	March 26, 2021
10.2#	Solid Power, Inc. 2021 Equity Incentive Plan	8-K	001-40284	10.7	December 13, 2021
10.3#	Solid Power, Inc. 2021 Employee Stock Purchase Plan	S-8	333-262714	99.3	February 14, 2022
10.4#	Solid Power, Inc. 2014 Equity Incentive Plan	S-8	333-262714	99.1	February 14, 2022
10.5#	Form of Stock Option Grant Notice under 2014 Equity Incentive Plan	S-8	333-262714	99.4	February 14, 2022
10.6#	Form of Notice of Stock Option Grant under 2021 Equity Incentive Plan	S-8	333-262714	99.5	February 14, 2022
10.7#	Form of Notice of Restricted Stock Unit Grant (Employee) under 2021 Equity Incentive Plan	S-8	333-262714	99.6	February 14, 2022
10.8#	Form of Notice of Restricted Stock Unit Grant (New Director) under 2021 Equity Incentive Plan	S-8	333-262714	99.7	February 14, 2022
10.9#	Form of Notice of Restricted Stock Unit Grant (Annual Award) under 2021 Equity Incentive Plan	S-8	333-262714	99.8	February 14, 2022
10.10±	Joint Development Agreement, dated July 1, 2017, by and among Legacy Solid Power and BMW of North America, LLC	S-4/A	333-258681	10.11	October 13, 2021
10.11±	Amendment No. 1 to Joint Development Agreement, dated February 18, 2021, between Legacy Solid Power and BMW of North America, LLC	S-4/A	333-258681	10.12	October 13, 2021
10.12±	Amendment No. 2 to Joint Development Agreement, dated March 22, 2021, between Legacy Solid Power and BMW of North America, LLC	S-4/A	333-258681	10.13	October 13, 2021
10.13±	Amendment No. 3 to Joint Development Agreement, dated November 1, 2021, between Legacy Solid Power and BMW of North America, LLC	8-K	001-40284	10.15	December 13, 2021
10.14±	Amendment No. 4 to Joint Development Agreement, dated December 20, 2022, between Legacy Solid Power and BMW of North America, LLC	8-K	001-40284	10.1	December 21, 2022
10.15±	Agreement for the Joint Development of Solid State Batteries for Automotive Applications between Ford Motor Company and Legacy Solid Power, dated December 28, 2018	S-4/A	333-258681	10.14	October 13, 2021

Solid Power, Inc. | 2022 Form 10-K | 88

10.16±	Series B Preferred Stock Financing Letter Agreement between the Ford Motor Company and Legacy Solid Power, dated May 5, 2021	S-4/A	333-258681	10.15	October 13, 2021
10.17±	Joint Development Agreement, dated October 28, 2021, between Legacy Solid Power and SK Innovation Co., Ltd.	S-4/A	333-258681	10.16	November 2, 2021
10.18	Solid Power, Inc. Outside Director Compensation Policy	8-K	001-40284	10.9	December 13, 2021
10.19#	Solid Power, Inc. Executive Incentive Compensation Plan	8-K	001-40284	10.10	December 13, 2021
10.20#	Solid Power, Inc. Executive Change in Control and Severance Plan	8-K	001-40284	10.11	December 13, 2021
10.21#	Solid Power, Inc. Form of Indemnification Agreement	8-K	001-40284	10.1	December 13, 2021
10.22#	Letter Agreement with David Jansen, dated August 5, 2021	8-K	001-40284	10.4	December 13, 2021
10.23#	Interim CEO Agreement with David Jansen, dated November 29, 2022	8-K	001-40284	10.1	November 29, 2022
10.24#	Letter Agreement with Derek Johnson, dated August 5, 2021	8-K	001-40284	10.5	December 13, 2021
10.25*±#	Letter Agreement with Joshua Buettner-Garrett, dated August 5, 2021
10.26*±#	Offer Letter with James Liebscher, dated June 9, 2021
10.27*±#	Offer Letter with Kevin Paprzycki, dated September 30, 2021
10.28#	Letter Agreement with Douglas Campbell, dated August 5, 2021	8-K	001-40284	10.3	December 13, 2021
10.29±#	Offer Letter with Jon Jacobs, dated September 26, 2021	10-K	001-40284	10.24	March 23, 2022
10.30*±#	Separation and Release Agreement with Jon Jacobs, dated February 10, 2023
10.31#	Form of Retention Agreement, dated November 29, 2022	8-K	001-40284	10.2	November 29, 2022
10.32	Lease Agreement between the Company and Red Pierce, LLC, dated November 29, 2016	8-K	001-40284	10.19	December 13, 2021
10.33	Amendment to Lease Agreement between the Company and Red Pierce, LLC, dated December 5, 2017	8-K	001-40284	10.20	December 13, 2021
10.34±	Second Amendment to Lease Agreement by and between the Company and Red Pierce, LLC, dated December 1, 2022	8-K	001-40284	10.1	December 2, 2022

Solid Power, Inc. | 2022 Form 10-K | 89

10.35	Industrial Lease Agreement between the Company and 25 North Investors SPE1, LLC, dated September 1, 2021	8-K	001-40284	10.21	December 13, 2021
21	List of Subsidiaries	S-1	333-261711	21	December 17, 2021
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
±	Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish an unredacted copy of the exhibit to the SEC upon request.
#	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary

None.

Solid Power, Inc. | 2022 Form 10-K | 90

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2023

SOLID POWER, INC.

By:	/s/ Kevin Paprzycki
Name:	Kevin Paprzycki
Title:	Chief Financial Officer and Treasurer

Solid Power, Inc. | 2022 Form 10-K | 91

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David Jansen, Kevin Paprzycki and James Liebscher, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
Interim Chief Executive Officer, President and Director
/s/ David Jansen	(Principal Executive Officer)	March 1, 2023
David Jansen
Chief Financial Officer and Treasurer
/s/ Kevin Paprzycki	(Principal Financial and Accounting Officer)	March 1, 2023
Kevin Paprzycki

/s/ Erik Anderson	Director	March 1, 2023
Erik Anderson

/s/ Rainer Feurer	Director	March 1, 2023
Rainer Feurer

/s/ Steven H. Goldberg	Director	March 1, 2023
Steven H. Goldberg

/s/ Aleksandra Miziolek	Director	March 1, 2023
Aleksandra Miziolek

/s/ Lesa Roe	Director	March 1, 2023
Lesa Roe

/s/ John Stephens	Director	March 1, 2023
John Stephens

/s/ MaryAnn Wright	Director	March 1, 2023
MaryAnn Wright

Solid Power, Inc. | 2022 Form 10-K | 92