Form 10-Q
period 2023-03-31
Solid Power, Inc.
filed 2023-05-10
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

177,829,714 shares of common stock were issued and outstanding as of May 8, 2023.

SOLID POWER, INC.

FORM 10-Q

GLOSSARY OF DEFINED TERMS

Term	Definition
Ah	Ampere hour
BMW	BMW of North America LLC
Board	The Board of Directors of Solid Power, Inc.
DCRC	Decarbonization Plus Acquisition Corporation III
EV	Battery electric vehicle
EV cells	Prototype cell formats between 60 and 100 Ah
EV line	Our pilot cell production line that is capable of producing cells between 60 and 100 Ah.
Exchange Act	Securities Exchange Act of 1934, as amended
JDA	Joint Development Agreement
OEM	Automotive original equipment manufacturers
Report	This Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Solid Power / the Company / we / us / our	Solid Power, Inc., a Delaware corporation (f/k/a Decarbonization Plus Acquisition Corporation III)

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

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

●	risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require, and to commercialize our technology in advance of competing technologies;
●	risks relating to the non-exclusive nature of our original equipment manufacturers and joint development agreement relationships;
●	our ability to negotiate and execute supply agreements with our partners on commercially reasonable terms;
●	our ability to protect our intellectual property, including in jurisdictions outside of the United States;
●	broad market adoption of EVs and other technologies where we are able to deploy our cell technology and electrolyte material, if developed successfully;
●	our success in retaining or recruiting, or changes required in, our officers, key employees, including technicians and engineers, or directors;
●	risks and potential disruptions related to management transitions;
●	changes in applicable laws or regulations;
●	risks related to technology systems and security breaches;
●	the possibility that we may be adversely affected by other economic, business or competitive factors, including supply chain interruptions, and may not be able to manage other risks and uncertainties;
●	risks relating to our status as a research and development stage company with a history of financial losses, and an expectation to incur significant expenses and continuing losses for the foreseeable future;
●	rollout of our business plan and the timing of expected business milestones;
●	the termination or reduction of government clean energy and electric vehicle incentives;
●	delays in the construction and operation of production facilities;

●	changes in domestic and foreign business, market, financial, political and legal conditions; and
●	those factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

We caution you that the foregoing list does not contain all of the risks or uncertainties that could affect the Company.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Solid Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and number of shares)

	March 31, 2023
	(Unaudited)	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$9,888	$50,123
Marketable securities	245,563	272,957
Contract receivables	1,700	1,840
Prepaid expenses and other current assets	4,219	2,888
Total current assets	261,370	327,808
Property, Plant and Equipment, net	87,891	82,761
Right-Of-Use Operating Lease Asset, net	7,586	7,725
Right-Of-Use Financing Lease Asset, net	896	922
Other Assets	1,099	1,148
Long-term Investments	212,785	172,974
Intangible Assets, net	1,229	1,108
Total assets	$572,856	$594,446
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,577	$10,070
Current portion of long-term debt	—	7
Deferred revenue	1,036	4,050
Accrued and other current liabilities:
Accrued compensation	2,023	4,528
Other accrued liabilities	5,104	1,256
Operating lease liabilities, short-term	567	549
Financing lease liability, short-term	276	273
Total current liabilities	12,583	20,733
Warrant Liabilities	11,779	9,117
Operating Lease Liabilities, Long-Term	8,471	8,622
Financing Lease Liabilities, Long-Term	552	602
Total liabilities	33,385	39,074
Stockholders’ Equity
Common Stock, $0.0001 par value; 2,000,000,000 shares authorized; 177,687,138 and 176,007,184 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	579,975	577,603
Accumulated deficit	(38,248)	(19,090)
Accumulated other comprehensive loss	(2,274)	(3,159)
Total stockholders’ equity	539,471	555,372
Total liabilities and stockholders’ equity	$572,856	$594,446

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$3,792	$2,196
Operating Expenses
Direct costs	6,274	2,030
Research and development	11,648	6,661
Marketing and sales	432	795
General and administrative	6,756	4,022
Total operating expenses	25,110	13,508
Operating Loss	(21,318)	(11,312)
Nonoperating Income
Interest income	4,835	240
Change in fair value of warrant liabilities	(2,662)	710
Interest expense	(13)	(5)
Total nonoperating income	2,160	945
Pretax Loss	(19,158)	(10,367)
Income tax benefit	—	(23)
Net Loss Attributable to Common Stockholders	$(19,158)	$(10,344)
Other Comprehensive Income (Loss)	885	(330)
Comprehensive Loss Attributable to Common Stockholders	$(18,273)	$(10,674)
Basic and diluted loss per share	(0.11)	(0.06)
Weighted average shares outstanding – basic and diluted	176,934,261	172,395,717

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Loss	Equity
Balance as of December 31, 2022	176,007,184	18	$577,603	$(19,090)	$(3,159)	$555,372
Net loss	—	—	—	(19,158)	—	(19,158)
Stock options exercised	1,679,954	—	150	—	—	150
Stock-based compensation expense	—	—	2,222	—	—	2,222
Unrealized gain on marketable securities	—	—	—	—	885	885
Balance as of March 31, 2023	177,687,138	$18	$579,975	$(38,248)	$(2,274)	$539,471

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Loss	Equity
Balance as of December 31, 2021	167,557,988	17	$568,183	$(9,535)	$—	$558,665
Net loss	—	—	—	(10,344)	—	(10,344)
Transaction costs	—	—	(12)	—	—	(12)
Stock options exercised	6,212,964	—	270	—	—	270
Stock-based compensation expense	—	—	1,596	—	—	1,596
Unrealized loss on marketable securities	—	—	—	—	(330)	(330)
Balance as of March 31, 2022	173,770,952	$17	$570,037	$(19,879)	$(330)	$549,845

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(19,158)	$(10,344)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	2,264	753
Amortization of right-of-use assets	183	9
Stock compensation expense	2,222	1,596
Deferred taxes	—	(23)
Warrant liabilities	2,662	(710)
Amortization of premiums and accretion of discounts on marketable securities	(2,716)	—
Change in operating assets and liabilities that provided (used) cash and cash equivalents:
Contract receivable	140	(810)
Prepaid expenses and other assets	(1,129)	659
Accounts payable	(2,131)	(3,310)
Deferred revenue	(3,014)	(69)
Accrued and other liabilities	1,178	(2,300)
Lease liabilities	(132)	180
Net cash and cash equivalents used in operating activities	(19,631)	(14,369)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(11,581)	(10,527)
Purchases of marketable securities and long-term investments	(110,636)	(61,669)
Proceeds from sales of marketable securities	101,665	23,420
Purchases of intangible assets	(125)	(105)
Net cash and cash equivalents used in investing activities	(20,677)	(48,881)
Cash Flows from Financing Activities
Payments of debt	(7)	(38)
Proceeds from exercise of common stock options	150	270
Payments on finance lease liability	(70)	(12)
Transaction costs	—	(12)
Net cash and cash equivalents provided by financing activities	73	208

Net (decrease) increase in cash and cash equivalents	(40,235)	(63,042)
Cash and cash equivalents at beginning of period	50,123	513,447
Cash and cash equivalents at end of period	9,888	450,405

Supplemental information
Cash paid for interest	$13	$3
Accrued capital expenditures	$3,370	$3,119

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business

Solid Power, Inc. (the “Company”) is developing solid state battery technology to enable the next generation of batteries for the fast-growing EV and other markets. The Company’s planned business model is to sell its sulfide-based solid electrolyte and to license its solid-state cell designs and manufacturing process.

Note 2 – Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 – Significant Accounting Policies to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and are supplemented by the Notes to the Condensed Consolidated Financial Statements (Unaudited) (the “Notes”) included in this Quarterly Report on Form 10-Q for the period ended March 31, 2023 (this “Report”). The financial statements included in this Report (including the Notes) should be read in conjunction with the 2022 Form 10-K.

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

The accompanying unaudited condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiary, Solid Power Operating, Inc. All intercompany balances and transactions have been eliminated in consolidation. Additionally, certain prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited Condensed Consolidated financial statements.

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

The Company regularly reviews its available-for-sale marketable securities and evaluates the current expected credit losses by considering factors such as any changes in credit ratings, historical experience, market data, issuer-specific factors, and current economic conditions. Based on this analysis, any allowance for credit losses is immaterial and would be recorded as a reduction to the carrying value of the asset.

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

Note 3 – Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	March 31, 2023	December 31, 2022
Commercial production equipment	$23,631	$21,595
Laboratory equipment	4,916	3,278
Leasehold improvements	38,253	27,996
Furniture and computer equipment	1,483	1,482
Construction in progress	33,494	40,036
Total cost	101,777	94,387
Accumulated depreciation	(13,886)	(11,626)
Net property and equipment	$87,891	$82,761

Depreciation expenses are allocated ratably across operating expenses on the accompanying Condensed Consolidated Statements of Operations. Depreciation expenses for dedicated laboratory equipment and commercial production equipment are charged to research and development; other depreciation expenses are included in the Company’s overhead and are allocated across operating expenses on the accompanying Condensed Consolidated Statements of Operations based on Company personnel costs incurred.

Depreciation expense related to property, plant, and equipment are summarized as follows:

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$2,259	$751

In 2022, the Company expanded its cell production capabilities through the construction of a second dry room and installation of a second cell pilot production line at its Louisville, Colorado facility, which is designed to produce larger format solid-state battery cells for the automotive qualification process.

The Company is expanding its electrolyte production to a second location in Thornton, Colorado. Scaling this production will allow it to produce larger quantities of electrolyte material required to feed cell-production lines and continue research and development efforts. The Company will begin producing electrolyte from this facility in 2023 and have placed portions of the facility into service.

	March 31, 2023	December 31, 2022
Construction in progress
Louisville, Colorado - 2nd cell pilot line	$2,010	$2,010
Louisville, Colorado - Other capital projects	2,431	2,206
Thornton, Colorado - Increased electrolyte production scale	29,053	35,820

Note 4 – Intangible Assets

Intangible assets of the Company are summarized as follows:

	March 31, 2023		December 31, 2022
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(54)	$149	$(51)
Patents	72	(2)	—	—
Patents pending	1,038	—	984	—
Trademarks	9	—	9	—
Trademarks pending	17	—	17	—
Total amortized intangible assets	$1,285	$(56)	$1,159	$(51)

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended March 31,
	2023	2022
Amortization expense	$5	$2

Useful lives of intangible assets range from three to 20 years. Amortization expenses are allocated ratably across operating expenses on the accompanying condensed consolidated statements of operations.

Note 5 – Fair Value Measurements

The carrying amounts of certain financial instruments, such as cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their relatively short maturities.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of March 31, 2023 and December 31, 2022, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$166,411	$—	$—	$166,411
Corporate Bonds	$243,163	$—	$—	$243,163
Government Bonds	$48,774	$—	$—	$48,774
U.S. Treasuries	—	—	—	—

Liabilities
Public Warrants	$5,576	$—	$—	$5,576
Private Warrants	$—	$6,203	$—	$6,203

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$165,179	$—	$—	$165,179
Corporate Bonds	$227,957	$—	$—	$227,957
Government Bonds	$42,865	$—	$—	$42,865
U.S. Treasuries	9,930	—	—	9,930

Liabilities
Public Warrants	$4,900	$—	$—	$4,900
Private Warrants	$—	$4,217	$—	$4,217

The change in fair value of the Company’s marketable securities is included in other comprehensive loss. There were no transfers in and out of Level 3 fair value hierarchy during the three months ended March 31, 2023 and year ended December 31, 2022. For the three months ended March 31, 2023 the Company purchased $110,636 of marketable securities.

Fair Value of Common Stock Warrant Liabilities

The fair value of the Private Placement Warrant Liabilities (defined below) has been estimated using a Black-Scholes model as of March 31, 2023 and December 31, 2022 Consolidated Balance Sheet dates. The fair value of the Public Warrants (defined below) has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 input. The estimated fair value of the Private Placement Warrants is determined using Level 2 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s Public Warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.

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

	March 31, 2023	December 31, 2022
Exercise Price	$11.50	$11.50
Stock Price	$3.01	$2.54
Volatility	79.0%	71.3%
Term	3.69	3.94
Risk-free rate	3.67%	4.03%

The following table provides a reconciliation of the Public Warrants measured at fair value using Level 1 directly observable inputs and Private Placement Warrants measured at fair value using Level 2 directly or indirectly observable inputs:

	Public Warrants	Private Warrants
	Level 1 Fair Value	Level 2 Fair Value
December 31, 2022	$0.42	$0.55
Change in fair value	$0.04	$0.31
March 31, 2023	$0.46	$0.86

The following tables provides a reconciliation of the March 31, 2023 three month change in fair value for the Public Warrants and Private Placement Warrants:

				Three months change in
Warrant Class	Level	Warrants	December 31, 2022	fair value	March 31, 2023
Public Warrants	1	12,120,985	$4,900	$676	$5,576
Private Warrants	2	7,212,318	$4,217	$1,986	$6,203
Total		19,333,303	$9,117	$2,662	$11,779

Note 6 – Common Stock Warrant Liabilities

As of March 31, 2023 and December 31, 2022, there were 12,120,985 and 11,666,636 publicly traded warrants (“Public Warrants”) and 7,212,318 and 7,666,667 private placement warrants (“Private Placement Warrants,” and together with the Public Warrants, “Warrants”) outstanding, respectively. Each whole Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to customary adjustments. Only whole Warrants are exercisable. The Warrants became exercisable on January 7, 2022 and will expire on December 8, 2026.

None of the Private Placement Warrants are redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The Warrant Liabilities were initially measured at fair value upon closing of the transactions contemplated by the Business Combination Agreement and Plan of Reorganization, dated June 15, 2021 by and among the Company, DCRC Merger Sub, Inc., and Solid Power Operating, Inc., as amended (“Business Combination”), for $101,253 and subsequently re-measured at each reporting period. The Public Warrants were allocated a portion of the proceeds from the issuance of the units of common stock and one-third warrants in DCRC’s initial public offering equal to their fair value. The Company recognized a loss and gain in connection with changes in the fair value of warrant liabilities of $2,662 and $710 for the three months ending March 31, 2023 and 2022, respectively.

There have been no significant changes to our Public or Private Placement Warrants, including redemption terms disclosed in our 2022 Form 10-K.

Note 7 – Stockholders’ Equity

Common Stock

Stock options exercised for Common Stock are summarized in the table below:

	Three months ended March 31,
	2023	2022
Stock options exercised	1,679,954	6,212,964

Cash received from options exercised under the Solid Power, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) for the three months ended March 31, 2023 and 2022 was $150 and $270, respectively.

Note 8 – Stock Based Compensation

There have been no significant changes to our equity incentive plans, Employee Stock Purchase Plan, or accounting methodology for stock based compensation, as disclosed in our 2022 Form 10-K.

The fair value of stock options and Restricted Stock Units (“RSUs”) issued to employees and directors is recognized as compensation expense over the period of service that generally coincides with the vesting period of the award. The Company allocated compensation ratably across Operating Expenses within the following financial statement lines. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

For the three months ended March 31, 2023, the Company recognized compensation costs totaling:

	Three months ended March 31,
	2023	2022
Equity-based compensation costs related to RSUs	$635	$—
Equity-based compensation costs related to stock options	1,587	1,596
Total equity-based compensation costs	$2,222	$1,596
Unrecognized future compensation cost	59,945	21,455

The following table summarizes our award activity for stock options and RSUs for the three months ended March 31, 2023:

	RSUs	Stock Options
Balance at December 31, 2022	1,057,980	25,998,172
Granted	1,797,034	3,272,873
Vested or Exercised	—	(1,679,954)
Forfeited	(88,441)	(1,494,020)
Outstanding at March 31, 2023	2,766,573	26,097,071

Stock Options

The fair value of each option grant during the three months ended March 31, 2023 and 2022 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	Three months ended March 31,
	2023	2022
Approximate risk‑free rate	4.28%	1.02%
Volatility	46.86%	59.97%
Average expected life (years)	6 years	6 years
Dividend yield	—%	—%
Weighted‑average grant date fair value	$3.11	$0.95
Estimated fair value of total options granted	$5,165	$31

Note 9 –Loss Per Share

Basic loss per share represents net loss attributable to common stock divided by the basic weighted average number of common stock outstanding during the period.

Due to the net loss for the three months ended March 31, 2023 and 2022, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. Warrants outstanding in 2023 and 2022 were not included in the computation of diluted earnings per share because the Warrant’s exercise price for the period was greater than the average market price of the common stock.

The table below sets forth the basic and diluted loss per share calculation for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(19,158)	$(10,344)
Weighted average shares outstanding – basic and diluted	176,934,261	172,395,717
Basic and diluted loss per share	$(0.11)	$(0.06)

As of the three months ended March 31, 2023 and 2022, potentially dilutive securities excluded from the diluted loss per share calculation are as follows (in shares):

	Three Months Ended March 31,
	2023	2022
Common Stock Warrants	19,333,303	19,333,303
2014 & 2021 Equity Incentive Plan - Stock Options	25,352,980	27,837,492
2021 Equity Incentive Plan - Restricted Stock Units	1,764,062	—
2021 Employee Stock Purchase Plan	90,314	—
Contingently Issuable Common Stock	49,834	—
Total potentially dilutive securities	46,590,493	47,170,795

Note 10 – Leases

The Company leases its two facilities and certain equipment. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance and common area maintenance.

The Company’s facility in Louisville, Colorado, is under a noncancelable operating lease with a maturity date in September 2029. In 2022, the Company amended the lease to incorporate a prior subleased space into the base lease and extend the term of the lease. The Company has the right to renew this lease for an additional five-year period.

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

The Company has certain equipment leases classified as finance leases as of March 31, 2023.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

Three Months Ended
March 31, 2023
Finance lease costs:
Amortization of right-of-use assets	$44
Interest on lease liabilities	12
Operating lease costs	308
Total lease expense	$364

The components of cash flow information related to leases are as follows:

Three Months Ended
March 31, 2023
Operating outgoing cash flows – finance lease	$12
Financing outgoing cash flows – finance lease	66
Operating outgoing cash flows – operating lease	283

March 31, 2023
Finance lease
Weighted-average remaining lease term – finance lease (in years)	3.22
Weighted-average discount rate – finance lease	5.9%
Operating lease
Weighted-average remaining lease term – operating lease (in years)	9.95
Weighted-average discount rate – operating lease	6.9%

As of March 31, 2023, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2023 (remaining nine months)	$236	$854
2024	315	1,173
2025	200	1,210
2026	101	1,248
2027	37	1,288
2028	16	1,329
Thereafter	—	5,244
Total	905	12,346
Less present value discount	77	3,307
Total lease liabilities	$828	$9,039

Note 11 – Related Party Transactions

During the three months ended March 31, 2023, the Company recognized $3,000 of revenue and $1,000 of deferred revenue related to the BMW joint development agreement.

Note 12 – Retirement Plans

The Company sponsors a 401(k) plan for all eligible employees. The plan provides for the Company to make a discretionary matching contribution. Contributions to the plan totaled $180 and $144 for the three months ended March 31, 2023 and 2022, respectively.

Note 13 – Income Taxes

The Company’s effective tax rate was 0.0% and 0.21% for the three months ended March 31, 2023 and 2022, respectively. The change in the effective tax rate between periods was due to the Company was being in a full valuation allowance for the three months ended March 31, 2023.

Note 14 – Contingencies

In the normal course of business, the Company may be party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

DCRC, the predecessor to the Company, received a demand letter dated August 31, 2021 from counsel purporting to represent a shareholder of DCRC alleging that the proposed vote on the Authorized Share Charter Proposal (the “Proposal”) for the proposed Business Combination with Solid Power Operating, Inc. violated Section 242(b)(2) of the Delaware General Corporation

law and demanded that DCRC provide DCRC’s Class A stockholders with a separate class vote on the Proposal. DCRC subsequently provided for the Class A stockholders to have a separate class vote on the Proposal share increase. The Proposal was approved and the Business Combination closed. The counsel who issued this demand letter made a fee demand (the “Fee Demand”) for prompting the change in the Proposal. The Company accrued a liability of $500 on its Consolidated Balance Sheets as of December 31, 2021 in anticipation of settling the Fee Demand. On March 10, 2022, the Company settled the Fee Demand for an amount that is materially consistent with the Company’s accrual.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs, and expected performance. For additional discussion, see “Cautionary Note Regarding Forward-Looking Statements” above. The forward-looking statements are dependent upon events, risks, and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Report and under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, dated March 1, 2023. We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments or otherwise, except to the extent that such disclosure is required by applicable law.

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

We have partnered with industry leaders, including Ford Motor Company, BMW, and SK On Co., Ltd. We are working closely with each of these partners to refine and validate our cell designs and electrolyte material with the ultimate goal to commercialize our technologies. Our business model – selling our electrolyte to cell manufacturers and licensing our cell designs and manufacturing processes – distinguishes us from many of our competitors who plan to be commercial battery manufacturers. Ultimately, we endeavor to be a leading producer and distributor of sulfide-based solid electrolyte material for powering both EVs and other applications. Since we do not intend to commercially produce battery cells, we expect to invest less than other development-stage battery companies that plan to commercially manufacture their own cell designs and construct battery production facilities.

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

Our revenue generated to date has primarily come from research and development performance on government contracts and research and development licensing activities. We have and are deploying substantial capital to expand our production capabilities and engage in research and development programs. We also continue to incur significantly more administrative expenses as a publicly traded company.

In addition to meeting our development goals and reaching commercialization, future growth and demand for our products will be highly dependent upon consumers adopting EVs. The market for new energy vehicles is still rapidly evolving due to emerging technologies, competitive pricing, government regulation and industry standards, and changing consumer demands and behaviors.

Basis of Presentation

We currently conduct our business through one operating segment. As a research and development company with no commercial operations, our activities to date have been limited and were conducted primarily in the United States. Our historical results are reported under GAAP and in U.S. dollars.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

During the three months ended March 31, 2023, we expanded and accelerated our development efforts through increased capital and operational expenditures. We continued to invest in talent while expanding our facilities, production equipment, and capabilities. We expect to continue to increase our spending in all operational areas through the remainder of 2023 in order to execute our development strategy.

The following table is a consolidated summary of our operating results for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change	%
Revenue	$3,792	$2,196	$1,596	73%
Operating Expenses
Direct costs	6,274	2,030	4,244	209%
Research and development	11,648	6,661	4,987	75%
Marketing and sales	432	795	(363)	(46)%
General and administrative	6,756	4,022	2,734	68%
Total operating expenses	25,110	13,508	11,602	86%
Operating Loss	(21,318)	(11,312)	(10,006)	(88)%
Nonoperating Income
Interest income	4,835	240	4,595	NM
Change in fair value of warrant liabilities	(2,662)	710	(3,372)	NM
Interest expense	(13)	(5)	(8)	160%
Total nonoperating income	$2,160	$945	$1,215	NM

Pretax Loss	(19,158)	(10,367)	(8,791)	85%
Income tax benefit	—	(23)	23	NM
Net Loss attributable to Common Stockholders	$(19,158)	$(10,344)	$(8,814)	85%
Other Comprehensive Income (Loss)	885	(330)	1,215	NM
Comprehensive loss attributable to Common Stockholders	$(18,273)	$(10,674)	$(7,599)	NM

NM = Not meaningful

The key factors driving our results of operations for the three months ended March 31, 2023, including our increased operating loss as compared to the corresponding period in 2022, were as follows:

●	Revenue and direct costs – our JDA revenue and related direct cost drove the overall increase for the period, while revenues and direct costs from performance on government contracts decreased slightly.
●	Research and development – our research and development costs increased primarily as a result of increased labor and material costs as we expanded the development efforts of our battery cells and electrolyte material. We expect our development costs to continue to increase as we continue to accelerate both the pace and scope of our development efforts.
●	General and administrative – our general and administrative costs increased primarily due to additional planned hiring, workforce development and training, and enterprise resource planning system costs and implementation efforts.
●	Non-cash stock compensation costs increased across Direct costs, Research and development, and General and administrative expenses related to increased labor costs.
●	Nonoperating income – our nonoperating income increased primarily due to strategic cash investments in A-rated investments which increased both our interest income and other income, partially offset by loss on fair value adjustment of warrant liabilities.

Liquidity and Capital Resources

Sources of Liquidity

Our sources of cash have historically been primarily derived from the sale of equity, with a small portion coming from performance on government contracts and commercial revenues.

As of March 31, 2023 and December 31, 2022, we had total liquidity, as set forth below:

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$9,888	$50,123
Marketable securities	245,563	272,957
Long-term investments	212,785	172,974
Total liquidity	$468,236	$496,054

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 13, 2023, the FDIC announced that it had transferred all insured and uninsured deposits and substantially all assets of SVB to a newly created, full-service FDIC-operated “bridge bank” called Silicon Valley Bridge Bank, N.A., where depositors would have full access to their money immediately. The Company did not incur any loss related to its operating accounts and did not hold any investments with SVB. We continue to invest in A-rated investments with two top-tier banks, and have no exposure related to SVB going forward.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(19,631)	$(14,369)
Net cash used in investing activities	$(20,677)	$(48,881)
Net cash provided by financing activities	$73	$208

Cash flows used in operating activities:

Cash used in operating activities increased from March 31, 2022 to 2023 primarily attributable to our operating loss, which was driven by continued increase in research and development costs and general and administrative expenses. We continue to expect cash flows used in operating activities to increase as we accelerate both the pace and scope of our development efforts, and work to achieve commercialization of our products. We continue to anticipate increased expenditures for research and development and general and administrative functions to support growth of our development efforts.

Cash flows used in investing activities:

Cash used in investing activities decreased from March 31, 2022 to 2023 primarily due to an increase in capital expenditures, investments in patents, and the net effect of increased purchase and sales of marketable securities. Capital expenditures were primarily for custom manufacturing equipment in connection with our expansion of electrolyte production capabilities. We continue to expect cash used in investing activities to increase as we finalize the build out of our electrolyte production facility and increase its production capabilities, and as we increase our electrolyte production scale. Each of our locations will continue to require investment in specialized equipment to facilitate the manufacturing process of our electrolyte material and battery cells. As our production processes are scaled in the future, especially with respect to our electrolyte material, we expect capital expenditures to increase.

Cash flows provided by financing activities:

Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 was primarily from the cash exercise of stock options.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Estimates

Except as discussed in Note 2 of our unaudited financial statements included in this Report, there were no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

Recent Accounting Pronouncements

See Note 2 to our audited financial statements for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, prospects, reputation, results of operations and financial condition, as well as the price of our common stock and warrants, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. When any one or more of these risks materialize from time to time, our business, reputation, results of operations and financial condition, as well as the price of our common stock and warrants, can be materially and adversely affected. Except as set forth below, there have been no material changes to our risk factors since the Annual Report on Form 10-K for the year ended December 31, 2022.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit/Annex	Filing Date
2.1	Business Combination Agreement and Plan of Reorganization, dated as of June 15, 2021, by and among the Company, DCRC Merger Sub, Inc., and Solid Power Operating, Inc.	424B3	333-258681	Annex A	November 10, 2021
2.2	First Amendment to the Business Combination Agreement, dated October 12, 2021, by and among the Company, DCRC Merger Sub, Inc., and Solid Power Operating, Inc.	424B3	333-258681	Annex A-1	November 10, 2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40284	3.1	December 13, 2021
3.2	Amended and Restated Bylaws	8-K	001-40284	3.1	November 21, 2022
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its Inline XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2023	Solid Power, Inc.

By:	/s/ David Jansen
Name:	David Jansen
Title:	Interim Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Kevin Paprzycki
Name:	Kevin Paprzycki
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)