Form 10-Q
period 2023-06-30
Solid Power, Inc.
filed 2023-08-09
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
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

178,390,443 shares of common stock were issued and outstanding as of August 7, 2023.

SOLID POWER, INC.

FORM 10-Q

GLOSSARY OF DEFINED TERMS

Term	Definition
Ah	Ampere hour
BMW	BMW of North America LLC
ESPP	Solid Power, Inc. 2021 Employee Stock Purchase Plan
EV	Battery electric vehicle
EV cells	Prototype cell formats between 60 and 100 Ah
EV line	Our pilot cell production line that is capable of producing cells between 60 and 100 Ah.
Exchange Act	Securities Exchange Act of 1934, as amended
Ford	Ford Motor Company
GAAP	Generally accepted accounting principles in the United States
JDA	Joint development agreement
OEM	Automotive original equipment manufacturers
Q1 Form 10-Q	Our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023
Report	This Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Solid Power / the Company / we / us / our	Solid Power, Inc., a Delaware corporation (f/k/a Decarbonization Plus Acquisition Corporation III)
SP2	Our Thornton, CO facility that houses electrolyte development
2022 Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2022

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report, regarding our future financial performance and our strategy, expansion plans, market opportunity, future operations, future operating results, estimated revenues or losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “will,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project,” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report. We caution you that the forward-looking statements contained herein are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

●	risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require, and to commercialize our technology in advance of competing technologies;
●	risks relating to the non-exclusive nature of our original equipment manufacturers and JDA relationships;
●	our ability to negotiate and execute supply agreements with our partners on commercially reasonable terms;
●	rollout of our business plan and the timing of expected business milestones;
●	delays in the construction and operation of production facilities;
●	our ability to protect our intellectual property, including in jurisdictions outside of the United States;
●	broad market adoption of EVs and other technologies where we are able to deploy our cell technology and electrolyte material, if developed successfully;
●	our success in retaining or recruiting, or changes required in, our officers, key employees, including technicians and engineers, or directors;
●	risks and potential disruptions related to management and board of directors transitions;
●	changes in applicable laws or regulations;
●	risks related to technology systems and security breaches;
●	the possibility that we may be adversely affected by other economic, business or competitive factors, including supply chain interruptions, and may not be able to manage other risks and uncertainties;
●	risks relating to our status as a research and development stage company with a history of financial losses, and an expectation to incur significant expenses and continuing losses for the foreseeable future;
●	the termination or reduction of government clean energy and electric vehicle incentives;
●	changes in domestic and foreign business, market, financial, political and legal conditions; and

●	those factors discussed in “Part I, Item 1A. Risk Factors” in our 2022 Form 10-K and in “Part II, Item 1A. Risk Factors” in our Q1 Form 10-Q, as such descriptions may be updated or amended in future filings we make with the SEC.

We caution you that the foregoing list does not contain all of the risks or uncertainties that could affect the Company.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in “Part I, Item 1A. Risk Factors” in our 2022 Form 10-K and “Part II, Item 1A. Risk Factors” in our Q1 Form 10-Q, as such descriptions may be updated or amended in future filings we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Report to reflect events or circumstances after the date of this Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

TRADEMARKS

Our logo and trademark appearing in this Report and the documents incorporated by reference herein are our property. This document and the documents incorporated by reference herein contains references to trademarks and service marks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of it by, any other companies.

MARKET AND INDUSTRY DATA

We obtained the industry and market data used throughout this Report or any documents incorporated herein by reference from our own internal estimates and research, as well as from independent market research, industry and general publications and surveys, governmental agencies, publicly available information, and research, surveys, and studies conducted by third parties. Internal estimates are derived from publicly available information released by industry analysts and third-party sources, our internal research, and our industry experience and are based on assumptions made by us based on such data and our knowledge of our industry and market, which we believe to be reasonable. In some cases, we do not expressly refer to the sources from which this data is derived. In addition, while we believe the industry and market data included in this Report or any documents incorporated herein by reference is reliable and based on reasonable assumptions, such data involve material risks and other uncertainties and is subject to change based on various factors, including those discussed in the section entitled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties or by us.

INFORMATION ABOUT SOLID POWER

We use our website (www.solidpowerbattery.com) and various social media channels as a means of disclosing information about Solid Power and our products to our customers, investors, and the public (e.g., @SolidPowerInc on Twitter, Solid Power Inc. on LinkedIn, and Solid Power on YouTube). The information posted on our website and social media channels is not incorporated by reference in this Report or in any other report or document we file with the SEC. Further, references to our website URLs are intended to be inactive textual references only. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Solid Power when you enroll your e-mail address by visiting the “Investor Email Alerts” section of our website at https://ir.solidpowerbattery.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. These reports and other information we file with the SEC are available free of charge at https://ir.solidpowerbattery.com/financial-information/sec-filings when such reports are available on the SEC’s website.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Solid Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and number of shares)

	June 30, 2023
	(Unaudited)	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$28,439	$50,123
Marketable securities	192,694	272,957
Contract receivables	5,224	1,840
Prepaid expenses and other current assets	3,494	2,888
Total current assets	229,851	327,808
Property, Plant and Equipment, net	95,076	82,761
Right-Of-Use Operating Lease Asset, net	7,444	7,725
Right-Of-Use Financing Lease Asset, net	938	922
Other Assets	1,087	1,148
Long-term Investments	222,255	172,974
Intangible Assets, net	1,360	1,108
Total assets	$558,011	$594,446
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other accrued liabilities	8,065	11,326
Current portion of long-term debt	—	7
Deferred revenue	18	4,050
Accrued compensation	4,080	4,528
Operating lease liabilities, short-term	586	549
Financing lease liability, short-term	308	273
Total current liabilities	13,057	20,733
Warrant Liabilities	6,791	9,117
Operating Lease Liabilities, Long-Term	8,317	8,622
Financing Lease Liabilities, Long-Term	535	602
Total liabilities	28,700	39,074
Stockholders’ Equity
Common Stock, $0.0001 par value; 2,000,000,000 shares authorized; 178,326,890 and 176,007,184 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	583,034	577,603
Accumulated deficit	(50,369)	(19,090)
Accumulated other comprehensive loss	(3,372)	(3,159)
Total stockholders’ equity	529,311	555,372
Total liabilities and stockholders’ equity	$558,011	$594,446

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$4,906	$2,582	$8,698	$4,778
Operating Expenses
Direct costs	6,897	2,987	13,171	5,017
Research and development	14,508	8,440	26,156	15,101
Selling, general and administrative	5,673	5,851	12,862	10,670
Total operating expenses	27,078	17,278	52,189	30,788
Operating Loss	(22,172)	(14,696)	(43,491)	(26,010)
Nonoperating Income and Expense
Interest income	4,993	931	9,827	1,171
Change in fair value of warrant liabilities	4,987	27,473	2,325	28,183
Interest expense	(13)	(5)	(26)	(10)
Total nonoperating income and expense	9,967	28,399	12,126	29,344
Pretax Income (Loss)	(12,205)	13,703	(31,365)	3,334
Income tax benefit	—	36	—	13
Net Income (Loss) Attributable to Common Stockholders	$(12,205)	$13,667	$(31,365)	$3,321
Other Comprehensive Income (Loss)	1,098	(961)	(213)	(1,291)
Comprehensive Income (Loss) Attributable to Common Stockholders	$(11,107)	$12,706	$(31,578)	$2,030
Basic and diluted earnings (loss) per share	$(0.07)	$0.08	$(0.18)	$0.02
Weighted average shares outstanding – basic	178,063,573	174,128,230	177,502,037	173,266,760
Weighted average shares outstanding – diluted	178,063,573	174,703,533	177,502,037	173,566,001

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Loss	Equity
Balance as of December 31, 2022	176,007,184	$18	$577,603	$(19,090)	$(3,159)	$555,372
Net loss	—	—	—	(19,158)	—	(19,158)
Stock options exercised	1,679,954	—	150	—	—	150
Stock-based compensation expense	—	—	2,222	—	—	2,222
Unrealized gain on marketable securities	—	—	—	—	885	885
Balance as of March 31, 2023	177,687,138	$18	$579,975	$(38,248)	$(2,274)	$539,471
Net loss	—	—	—	(12,205)	—	(12,205)
Shares issued under ESPP	129,928	—	214	—	—	214
Withholding of employee taxes related to stock-based compensation	—	—	(111)	84	—	(27)
Shares issued for vested RSUs	163,148		—	—	—	—
Stock options exercised	346,676	—	33	—	—	33
Stock-based compensation expense	—	—	2,923	—	—	2,923
Unrealized loss on marketable securities	—	—	—	—	(1,098)	(1,098)
Balance as of June 30, 2023	178,326,890	$18	$583,034	$(50,369)	$(3,372)	$529,311

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Loss	Equity
Balance as of December 31, 2021	167,557,988	$17	$568,183	$(9,535)	$—	$558,665
Net loss	—	—	—	(10,344)	—	(10,344)
Transaction fees	—	—	(12)	—	—	(12)
Stock options exercised	6,212,964	—	270	—	—	270
Stock-based compensation expense	—	—	1,596	—	—	1,596
Unrealized loss on marketable securities	—	—	—	—	(330)	(330)
Balance as of March 31, 2022	173,770,952	$17	$570,037	$(19,879)	$(330)	$549,845
Net income (loss)	—	—	—	13,667	—	13,667
Withholding of employee taxes related to stock-based compensation	—	—	(58)	—	—	(58)
Shares issued for the vesting of RSUs	20,672	—	—	—	—	—
Stock options exercised	656,180	—	163	—	—	163
Stock-based compensation expense	—	—	2,314	—	—	2,314
Unrealized loss on marketable securities	—	—	—	—	(961)	(961)
Balance as of June 30, 2022	174,447,804	$17	$572,456	$(6,212)	$(1,291)	$564,970

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(31,365)	$3,321
Adjustments to reconcile net income (loss) to net cash and cash equivalents from operating activities:
Depreciation and amortization	4,906	1,782
Amortization of right-of-use assets	372	16
Stock compensation expense	5,145	3,910
Deferred taxes	—	13
Change in fair value of warrant liabilities	(2,325)	(28,183)
Amortization of premiums and accretion of discounts on marketable securities	(5,518)	—
Change in operating assets and liabilities that provided (used) cash and cash equivalents:
Contract receivable	(3,383)	(1,202)
Prepaid expenses and other assets	(188)	744
Accounts payable and other accrued liabilities	(297)	(4,261)
Deferred revenue	(4,032)	(286)
Accrued expenses	649	1,000
Lease liabilities	(268)	188
Net cash and cash equivalents used in operating activities	(36,304)	(22,958)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(21,184)	(30,957)
Purchases of marketable securities and long-term investments	(174,400)	(212,792)
Proceeds from sales of marketable securities	210,329	54,819
Purchases of intangible assets	(259)	(228)
Net cash and cash equivalents provided by (used in) investing activities	14,486	(189,158)
Cash Flows from Financing Activities
Payments of debt	(7)	(71)
Proceeds from exercise of stock options	184	354
Proceeds from issuance of common stock under ESPP	214	—
Receivable for exercise of stock options	—	79
Cash paid for withholding of employee taxes related to stock-based compensation	(111)	(58)
Payments on finance lease liability	(146)	(20)
Transaction costs	—	(12)
Net cash and cash equivalents provided by financing activities	134	272

Net (decrease) in cash and cash equivalents	(21,684)	(211,844)
Cash and cash equivalents at beginning of period	50,123	513,447
Cash and cash equivalents at end of period	28,439	301,603

Cash paid for interest	$26	$5
Accrued capital expenditures	$3,591	$8,146

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

Note 2 – Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 – Significant Accounting Policies to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and are supplemented by the Notes to the Condensed Consolidated Financial Statements (Unaudited) (the “Notes”) included in this Quarterly Report on Form 10-Q for the period ended June 30, 2023 (this “Report”). The financial statements included in this Report (including the Notes) should be read in conjunction with the 2022 Form 10-K.

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

Note 3 – Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	June 30, 2023	December 31, 2022
Commercial production equipment	$25,454	$21,595
Laboratory equipment	7,554	3,278
Leasehold improvements	45,581	27,996
Furniture and computer equipment	1,634	1,482
Construction in progress	31,317	40,036
Total cost	111,540	94,387
Accumulated depreciation	(16,464)	(11,626)
Net property and equipment	$95,076	$82,761

Depreciation expenses for dedicated laboratory equipment and commercial production equipment are charged to research and development. The other depreciation expenses are included in the Company’s overhead and are allocated across operating expenses on the accompanying Condensed Consolidated Statements of Operations based on Company personnel costs incurred.

Depreciation expense related to property, plant, and equipment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$2,639	$1,026	$4,898	$1,777

In 2022, the Company expanded its cell production capabilities through the construction of a second dry room and installation of a second cell pilot production line at its Louisville, Colorado facility, which is designed to produce larger format solid-state battery cells for the automotive qualification process.

The Company expanded its electrolyte production at its facility in Thornton, Colorado. Scaling this production will allow it to produce larger quantities of electrolyte material required to feed cell-production lines and continue research and development efforts. The Company began producing electrolyte at this facility in 2023 and has placed portions of the facility into service.

	June 30, 2023	December 31, 2022
Construction in progress
EV cell line (SP1)	$1,083	$2,010
Other cell development equipment (SP1)	2,703	2,206
Electrolyte production and development equipment (SP2)	27,531	35,820

Note 4 – Intangible Assets

Intangible assets of the Company are summarized as follows:

	June 30, 2023		December 31, 2022
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(56)	$149	$(51)
Patents	72	(3)	—	—
Patents pending	1,168	—	984	—
Trademarks	13	—	9	—
Trademarks pending	17	—	17	—
Total amortized intangible assets	$1,419	$(59)	$1,159	$(51)

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense	$3	$2	$8	$5

Useful lives of intangible assets range from three to 20 years. Amortization expenses are allocated ratably across operating expenses on the accompanying condensed consolidated statements of operations.

Note 5 – Fair Value Measurements

The carrying amounts of certain financial instruments, such as cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of June 30, 2023 and December 31, 2022, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$137,072	$—	$—	$137,072
Corporate Bonds	$216,390	$—	$—	$216,390
Government Bonds	$61,487	$—	$—	$61,487
U.S. Treasuries	—	—	—	—

Liabilities
Public Warrants	$3,932	$—	$—	$3,932
Private Placement Warrants	$—	$2,859	$—	$2,859

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$165,179	$—	$—	$165,179
Corporate Bonds	$227,957	$—	$—	$227,957
Government Bonds	$42,865	$—	$—	$42,865
U.S. Treasuries	9,930	—	—	9,930

Liabilities
Public Warrants	$4,900	$—	$—	$4,900
Private Placement Warrants	$—	$4,217	$—	$4,217

The change in fair value of the Company’s marketable securities and long-term investments are included in other comprehensive loss. There were no transfers in and out of Level 3 fair value hierarchy during the three or six months ended June 30, 2023 or year ended December 31, 2022. For the three and six months ended June 30, 2023, the Company purchased $174,400 of marketable securities.

Fair Value of Warrants

The fair value of the Private Placement Warrants (defined below) has been estimated using a Black-Scholes model as of June 30, 2023 and December 31, 2022 Consolidated Balance Sheet dates. The fair value of the Public Warrants (defined below) has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 input. The estimated fair value of the Private Placement Warrants is determined using Level 2 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s Public Warrants and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Warrants (defined below). The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates:

	June 30, 2023	December 31, 2022
Exercise Price	$11.50	$11.50
Stock Price	$2.54	$2.54
Volatility	70.0%	71.3%
Term	3.44	3.94
Risk-free rate	4.32%	4.03%

The following table provides a reconciliation of the Public Warrants measured at fair value using Level 1 directly observable inputs and Private Placement Warrants measured at fair value using Level 2 directly or indirectly observable inputs:

	Public Warrants	Private Placement Warrants
	Level 1 Fair Value	Level 2 Fair Value
December 31, 2022	$0.42	$0.55
Change in fair value	$0.04	$0.31
March 31, 2023	$0.46	$0.86
Change in fair value	$(0.15)	$(0.43)
June 30, 2023	$0.31	$0.43

The following tables provides a reconciliation of the June 30, 2023 three and six month change in fair value for the Public Warrants and Private Placement Warrants:

				Three months change in
Warrant Class	Level	Warrants	March 31, 2023	fair value	June 30, 2023
Public Warrants	1	12,684,423	$5,576	$(1,644)	$3,932
Private Placement Warrants	2	6,648,880	$6,203	$(3,343)	$2,860
Total		19,333,303	$11,779	$(4,987)	$6,792

				Six months change in
Warrant Class	Level	Warrants	December 31, 2022	fair value	June 30, 2023
Public Warrants	1	12,684,423	$4,900	$(968)	$3,932
Private Placement Warrants	2	6,648,880	$4,217	$(1,357)	$2,860
Total		19,333,303	$9,117	$(2,325)	$6,792

Note 6 – Warrant Liabilities

As of June 30, 2023 and December 31, 2022, there were 12,684,423 and 11,666,636 publicly traded warrants (“Public Warrants”) and 6,648,880 and 7,666,667 private placement warrants (“Private Placement Warrants,” and together with the Public Warrants, “Warrants”) outstanding, respectively. Each whole Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to customary adjustments. Only whole Warrants are exercisable. The Warrants became exercisable on January 7, 2022 and will expire on December 8, 2026.

None of the Private Placement Warrants are redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The Warrants were initially measured at fair value upon closing of the transactions contemplated by the Business Combination Agreement and Plan of Reorganization, dated June 15, 2021 by and among the Company, DCRC Merger Sub, Inc., and Solid Power Operating, Inc., as amended, for $101,253 and subsequently re-measured at each reporting period. The Public Warrants were allocated a portion of the proceeds from the issuance of the units of common stock and one-third warrants in Decarbonization Plus Acquisition Corporation III’s initial public offering equal to their fair value. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $4,987 and $2,325 for the three and six months ending June 30, 2023 and $27,473 and $28,183 for the three and six months ending June 30, 2022, respectively.

There have been no changes to our Public or Private Placement Warrants, including redemption terms disclosed in our 2022 Form 10-K.

Note 7 – Stockholders’ Equity

Common Stock

Stock options exercised for Common Stock, shares issued under the Solid Power, Inc. 2021 Employee Stock Purchase Plan (“ESPP”), and shares issued upon vesting of RSUs for the three and six months ended June 30, 2023 and 2022 are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options exercised	346,676	656,180	2,026,630	6,869,144
Shares issued under ESPP	129,928	—	129,928	—
Shares issued upon vesting of RSUs	163,148	20,672	163,148	20,672

Cash received from stock options exercised under the Solid Power, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) for the six months ended June 30, 2023 and 2022 was $184 and $354, respectively. Cash received from stock options exercised under the 2014 Plan for the three months ended June 30, 2023 and 2022 was $34 and $84, respectively.

Cash received from shares issued under the ESPP for the six months ended June 30, 2023 and 2022 was $214 and $0, respectively. Cash received from shares issued under the ESPP for the three months ended June 30, 2023 and 2022 was $214 and $0, respectively.

Note 8 – Stock Based Compensation

There have been no changes to our equity incentive plans, Employee Stock Purchase Plan, or accounting methodology for stock based compensation, as disclosed in our 2022 Form 10-K.

The fair value of stock options and Restricted Stock Units (“RSUs”) issued to employees and directors is recognized as compensation expense over the period of service that generally coincides with the vesting period of the award. The Company allocated compensation ratably across Operating Expenses. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

For the three and six months ended June 30, 2023, the Company recognized compensation costs totaling:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Equity-based compensation costs related to RSUs	$954	$514	$1,589	$514
Equity-based compensation costs related to stock options	1,889	1,800	3,476	3,396
Equity-based compensation costs related to ESPP	80	—	80	—
Total equity-based compensation costs	$2,923	$2,314	$5,145	$3,910
Unrecognized future compensation cost as of	—	—	34,327	25,316

The following table summarizes our award activity for RSUs and stock options for the three and six months ended June 30, 2023:

	RSUs	Stock Options
Balance at December 31, 2022	1,057,980	25,998,172
Granted	1,797,034	3,272,873
Vested or Exercised	—	(1,679,954)
Forfeited	(88,441)	(1,494,020)
Balance at March 31, 2023	2,766,573	26,097,071
Granted	1,753,207	1,904,016
Vested or Exercised	(215,553)	(346,676)
Forfeited	(47,181)	(466,635)
Outstanding at June 30, 2023	4,257,046	27,187,776

Stock Options

The fair value of each stock option grant during the six months ended June 30, 2023 and 2022 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	Six months ended June 30,
	2023	2022
Approximate risk‑free rate	4.17%	2.84%
Volatility	46.91%	44.69%
Average expected life (years)	6 years	6 years
Dividend yield	—%	—%
Weighted‑average grant date fair value	$2.80	$7.26
Estimated fair value of total stock options granted	$7,815	$5,659

Note 9 – Earnings (Loss) Per Share

Basic earnings (loss) per share represents net income (loss) attributable to common stock divided by the basic weighted average number of common stock outstanding during the period.

Due to the net loss for the three and six months ended June 30, 2023, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. Due to the net income for the three and six months ended June 30, 2022, diluted earnings per share was computed with consideration to potentially dilutive instruments. Warrants outstanding in 2023 and 2022 were not included in the computation of diluted earnings per share because the Warrant’s exercise price for the period was greater than the average market price of the common stock.

The table below sets forth the basic and diluted earnings (loss) per share calculation for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$(12,205)	$13,667	$(31,365)	$3,321
Weighted average shares outstanding – basic	178,063,573	174,128,230	177,502,037	173,266,760
Weighted average shares outstanding – diluted	178,063,573	174,703,533	177,502,037	173,566,001
Basic and diluted earnings (loss) per share	$(0.07)	$0.08	$(0.18)	$0.02

As of the three and six months ended June 30, 2023, potentially dilutive securities excluded from the diluted loss per share calculation are as illustrated in the table below. Additionally, for the three and six months ended June 30, 2022, potentially dilutive securities included from the diluted earnings per share calculation are as follows (in shares):

	Six Months Ended June 30,
	2023	2022
Warrants	19,333,303	19,333,303
2014 & 2021 Equity Incentive Plan - Stock Options	25,892,666	27,161,312
2021 Equity Incentive Plan - RSUs	2,474,393	1,674,284
2021 Employee Stock Purchase Plan - Common Stock	46,352	—
Contingently Issuable Common Stock	59,055	—
Total potentially dilutive securities	47,805,769	48,168,899

Note 10 – Leases

The Company leases its two facilities and certain equipment. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance, and common area maintenance.

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

The Company has certain equipment leases classified as finance leases as of June 30, 2023.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Finance lease costs:
Amortization of right-of-use assets	$47	$91
Interest on lease liabilities	13	25
Operating lease costs	290	580
Total lease expense	$350	$696

The components of cash flow information related to leases are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Operating outgoing cash flows – finance lease	$14	$26
Financing outgoing cash flows – finance lease	74	141
Operating outgoing cash flows – operating lease	283	567
Right-of-use assets obtained in exchange for new finance lease liabilities:	79	89
Right-of-use assets obtained in exchange for new operating lease liabilities:	—	—

June 30, 2023
Finance lease
Weighted-average remaining lease term – finance lease (in years)	2.98
Weighted-average discount rate – finance lease	6.2%
Operating lease
Weighted-average remaining lease term – operating lease (in years)	9.71
Weighted-average discount rate – operating lease	6.9%

As of June 30, 2023, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2023 (remaining six months)	$174	$571
2024	349	1,173
2025	234	1,210
2026	109	1,248
2027	37	1,288
2028	16	1,329
Thereafter	—	5,244
Total	919	12,063
Less present value discount	77	3,158
Total lease liabilities	$842	$8,905

Note 11 – Related Party Transactions

During the three and six months ended June 30, 2023, the Company recognized $3,470 and $6,470, respectively, of revenue related to the BMW joint development agreement. As of June 30, 2023 the Company recorded $2,477 of accounts receivable related to the BMW joint development agreement.

Note 12 – Income Taxes

The Company’s effective tax rate was 0.00% and 0.27% for the three months ended June 30, 2023 and 2022, respectively, and 0.00% and 0.49% for the six months ended June 30, 2023 and 2022, respectively. The change in the effective tax rate between periods was due to the Company was being in a full valuation allowance for the three and six months ended June 30, 2023.

Note 13 – Contingencies

In the normal course of business, the Company may be party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs, and expected performance. For additional discussion, see “Cautionary Note Regarding Forward-Looking Statements” above. The forward-looking statements are dependent upon events, risks, and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Report, under Part I, Item 1A. “Risk Factors” of our 2022 Form 10-K, and under “Part II, Item 1A. Risk Factors” in our Q1 Form 10-Q, as such descriptions may be updated or amended in future filings we make with the SEC. Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Report and our 2022 Form 10-K. We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments, or otherwise, except to the extent that such disclosure is required by applicable law.

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

We have partnered with industry leaders, including Ford, BMW, and SK On Co., Ltd. We are working closely with each of these partners to refine and validate our cell designs and electrolyte material with the ultimate goal to commercialize our technologies. Our business model – selling our electrolyte to cell manufacturers and licensing our cell designs and manufacturing processes – distinguishes us from many of our competitors who plan to be commercial battery manufacturers. Ultimately, we endeavor to be a leading producer and distributor of sulfide-based solid electrolyte material for powering both EVs and other applications. Since we do not intend to commercially produce battery cells, we expect to invest less than other development-stage battery companies that plan to commercially manufacture their own cell designs and construct battery production facilities.

The products we currently make are in the development stage and require continued development and validation before we can commercialize either our electrolyte or cell technology.

Recent Business Highlights

●	SP2 commenced electrolyte powder production in April, began scaling production, and is meeting internal performance and quality targets.
●	Continued execution on JDAs and extended JDA with Ford.
●	Received positive feedback from industry leaders on initial electrolyte powder sampling activities.
●	EV cell production increased and improved 20 Ah cell yields, keeping the company on track for 2023 delivery of A-sample EV cells to partners and delivery of EV cells to BMW for demo car program.
●	Second half of 2023 is focused on continuing electrolyte scaling and sampling, optimizing cell production processes, improving cell performance, and delivering cells to partners.
●	Appointed John Van Scoter as President and Chief Executive Officer.

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

Our revenue generated to date has primarily come from research and development performance on government contracts and research and development licensing activities. We have deployed and are deploying substantial capital to expand our production capabilities and engage in research and development programs. We also continue to incur significantly more administrative expenses as a publicly traded company.

In addition to meeting our development goals and reaching commercialization, future growth and demand for our products will be highly dependent upon market adoption of EVs. The market for new energy vehicles is still rapidly evolving due to emerging technologies, competitive pricing, government regulation and industry standards, and changing consumer demands and behaviors.

Basis of Presentation

We currently conduct our business through one operating segment. As a research and development company with no commercial operations, our activities to date have been limited and were conducted primarily in the United States. Our historical results are reported under GAAP and in U.S. dollars.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 to the Three and Six Months Ended June 30, 2022

During the three and six months ended June 30, 2023, we expanded and accelerated our development efforts through increased capital and operational investments. We continued to invest in talent while expanding our facilities, production equipment, and capabilities. We expect to continue to increase our spending in all operational areas through the remainder of 2023 in order to execute our development strategy.

The following table is a consolidated summary of our operating results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2023	2022	Change	%	2023	2022	Change	%
Revenue	$4,906	$2,582	$2,324	90%	$8,698	$4,778	$3,920	82%
Operating Expenses
Direct costs	6,897	2,987	3,910	131%	13,171	5,017	8,154	163%
Research and development	14,508	8,440	6,068	72%	26,156	15,101	11,055	73%
Selling, general and administrative	5,673	5,851	(178)	(3)%	12,862	10,670	2,192	21%
Total operating expenses	27,078	17,278	9,800	57%	52,189	30,788	21,401	70%
Operating Loss	(22,172)	(14,696)	(7,476)	(51)%	(43,491)	(26,010)	(17,481)	(67)%
Nonoperating Income and Expense
Interest income	4,993	931	4,062	436%	9,827	1,171	8,656	739%
Change in fair value of warrant liabilities	4,987	27,473	(22,486)	(82)%	2,325	28,183	(25,858)	(123)%
Interest expense	(13)	(5)	(8)	160%	(26)	(10)	(16)	160%
Total nonoperating income and expense	9,967	28,399	$(18,432)	(65)%	$12,126	29,344	$(17,218)	(59)%
Pretax Income (Loss)	(12,205)	13,703	(25,908)	NM	(31,365)	3,334	(34,699)	NM
Income tax benefit	—	36	(36)	NM	—	13	(13)	NM
Net Income (Loss)	$(12,205)	$13,667	(25,872)	NM	(31,365)	$3,321	(34,686)	NM
Net Income (Loss) Attributable to Common Stockholders	$(12,205)	$13,667	$(25,872)	NM	$(31,365)	$3,321	$(34,686)	NM
Other Comprehensive Income (Loss)	1,098	(961)	2,059	NM	(213)	(1,291)	1,078	NM
Comprehensive Income (Loss) Attributable to Common Stockholders	$(11,107)	$12,706	$(23,813)	NM	$(31,578)	$2,030	$(33,608)	NM

NM = Not meaningful

The key factors driving our results of operations for the three and six months ended June 30, 2023, including our increased operating loss as compared to the corresponding periods in 2022, were as follows:

●	Revenue and direct costs – revenue and related direct costs from the execution of our JDAs drove the overall increase for the periods, while revenue and direct costs from performance on government contracts decreased slightly. We expect revenue and related direct costs to increase in the second half of 2023 as we execute on JDA deliverables and continue to provide samples to third parties and potential customers.
●	Research and development – our research and development costs increased for the periods primarily as a result of increased labor and material costs as we expanded the development efforts of our battery cells and electrolyte material. We expect our development costs to continue to increase as we continue to accelerate both the pace and scope of our development efforts.
●	Selling, general and administrative – our selling, general and administrative costs decreased in the three months ended June 30, 2023 primarily due to reduced use of outside professional services and increased in the six months ended June 30, 2023 primarily due to additional planned hiring, and workforce development and training, as we have increased our headcount to over 250 people, as well as enterprise resource planning system costs and implementation efforts.
●	Operating expenses – non-cash stock compensation costs for the periods increased across direct costs, research and development costs, and selling, general and administrative expenses related to our increased headcount.
●	Nonoperating income – our nonoperating income decreased for the periods primarily due to loss on fair value adjustment of warrant liabilities, partially offset by strategic cash investments in A-rated investments, which increased both our interest income and other income.

Liquidity and Capital Resources

Sources of Liquidity

Our sources of cash have historically been primarily derived from the sale of equity, with a small portion coming from performance on government contracts and commercial revenues.

As of June 30, 2023 and December 31, 2022, we had total liquidity, as set forth below:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$28,439	$50,123
Marketable securities	192,694	272,957
Long-term investments	222,255	172,974
Total liquidity	$443,388	$496,054

Short-Term Liquidity Requirements

We anticipate that our most significant capital expenditures for the remainder of 2023 will relate to finishing construction of our electrolyte production and development facility. In addition, our short-term liquidity requirements include operating and capital expenses needed to further our technology development programs. We expect to fund our short-term liquidity requirements through our cash on hand and other liquid assets.

Long-Term Liquidity Requirements

We believe that our cash on hand is sufficient to meet our operating cash needs (including expenditures for the increased pace and scope of development as well as increased public company costs) and working capital and capital expenditure requirements for a period of at least the next 12 months and longer term until we generate adequate cash flows from licensing activities and/or electrolyte sales.

We may, however, need additional cash if there are material changes to our business conditions or other developments, including changes to our operating plan, development progress, delays in negotiations with OEMs, cell manufacturers, or other suppliers, market adoption of EVs, supply chain challenges, competitive pressures, inflation, and regulatory developments. To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. We also may opportunistically seek to enhance our liquidity through equity or debt financing, if such financing becomes available to us on terms that we consider favorable. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, which may adversely affect our development, business, operating results, financial condition, and prospects.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(36,304)	$(22,958)
Net cash provided by (used in) investing activities	$14,486	$(189,158)
Net cash provided by financing activities	$134	$272

Cash used in operating activities:

Cash used in operating activities increased from June 30, 2022 to 2023. The increase was primarily attributable to our operating loss, which was driven by continued increase in research and development costs and selling, general and administrative expenses. We continue to expect cash used in operating activities to increase as we accelerate both the pace and scope of our development efforts and work to achieve commercialization of our products. We continue to anticipate increased expenditures for research and development and selling, general and administrative functions to support growth of our development efforts. In addition, we expect to incur increased operating expenses in the second half of 2023 as we execute on BMW JDA deliverables.

Cash flows provided by (used in) investing activities:

Cash provided by investing activities increased from June 30, 2022 to 2023 primarily due to the net effect of increased purchase and sales of marketable securities partially offset by increases in capital expenditures and patent investments. Capital expenditures were primarily for custom manufacturing equipment in connection with our expansion of electrolyte production capabilities. We expect cash used in investing activities to increase as we finalize the build out of our electrolyte production facility and increase its production capabilities, and as we increase our electrolyte production scale. Each of our locations will continue to require investment in specialized equipment to facilitate the manufacturing process of our electrolyte material and battery cells. As our production processes are scaled in the future, especially with respect to our electrolyte material, we expect capital expenditures to increase.

Cash flows provided by financing activities:

Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 was primarily from the cash exercise of stock options and proceeds from the sale of common stock under the ESPP.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Estimates

Except as discussed in Note 2 of our unaudited financial statements included in this Report, there were no significant and material changes in our critical accounting policies and use of estimates during the three and six months ended June 30, 2023, as compared to those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2022 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our audited financial statements included in our 2022 Form 10-K for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2023 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, prospects, reputation, results of operations and financial condition, as well as the price of our common stock and warrants, can be affected by a number of factors, whether currently known or unknown, including those described in “Part I, Item 1A. Risk Factors” of our 2022 Form 10-K and “Part II, Item 1A. Risk Factors” of our Q1 Form 10-Q, as such descriptions may be updated or amended in future filings we make with the SEC. When any one or more of these risks materialize from time to time, our business, reputation, results of operations and financial condition, as well as the price of our common stock and warrants, can be materially and adversely affected. There have been no material changes to our risk factors since our Q1 Form 10-Q.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit/Annex	Filing Date
2.1	Business Combination Agreement and Plan of Reorganization, dated as of June 15, 2021, by and among the Company, DCRC Merger Sub, Inc., and Solid Power Operating, Inc.	424B3	333-258681	Annex A	November 10, 2021
2.2	First Amendment to the Business Combination Agreement, dated October 12, 2021, by and among the Company, DCRC Merger Sub, Inc., and Solid Power Operating, Inc.	424B3	333-258681	Annex A-1	November 10, 2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40284	3.1	December 13, 2021
3.2	Amended and Restated Bylaws	8-K	001-40284	3.1	November 21, 2022
10.1±	Second Amendment to Joint Development Agreement, dated June 30, 2023, between Solid Power Operating, Inc. and Ford Motor Company	8-K	001-40284	10.1	July 5, 2023
10.2#	Offer Letter with John Van Scoter, dated May 26, 2023	8-K	001-40284	10.1	May 31, 2023
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its Inline XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: August 9, 2023	Solid Power, Inc.

By:	/s/ John Van Scoter
Name:	John Van Scoter
Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Kevin Paprzycki
Name:	Kevin Paprzycki
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)