Form 10-Q
period 2023-09-30
Solid Power, Inc.
filed 2023-11-08
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

178,437,367 shares of common stock were issued and outstanding as of November 6, 2023.

SOLID POWER, INC.

FORM 10-Q

GLOSSARY OF DEFINED TERMS

Term	Definition
Ah	Ampere hour
BMW	BMW of North America LLC
ESPP	Solid Power, Inc. 2021 Employee Stock Purchase Plan
EV	Battery electric vehicle
EV cells	Prototype cell formats between 60 and 100 Ah
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Generally accepted accounting principles in the United States
JDA	Joint development agreement
OEM	Automotive original equipment manufacturers
Q1 Form 10-Q	Our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023
Report	This Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Solid Power / the Company / we / us / our	Solid Power, Inc., a Delaware corporation (f/k/a Decarbonization Plus Acquisition Corporation III)
2022 Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2022

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

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

●	risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require, and to commercialize our technology in advance of competing technologies;
●	risks relating to the non-exclusive nature of our OEM and JDA relationships;
●	our ability to negotiate and execute supply agreements with our partners on commercially reasonable terms;
●	rollout of our business plan and the timing of expected business milestones;
●	delays in the construction and operation of production facilities;
●	our ability to protect our intellectual property, including in jurisdictions outside of the United States;
●	broad market adoption of EVs and other technologies where we are able to deploy our cell technology and electrolyte material, if developed successfully;
●	our success in retaining or recruiting, or changes required in, our officers, key employees, including technicians and engineers, or directors;
●	risks and potential disruptions related to management and board of directors transitions;
●	changes in applicable laws or regulations;
●	risks related to technology systems and security breaches;
●	the possibility that we may be adversely affected by other economic, business or competitive factors, including supply chain interruptions, and may not be able to manage other risks and uncertainties;
●	risks relating to our status as a research and development stage company with a history of financial losses, and an expectation to incur significant expenses and continuing losses for the foreseeable future;
●	the termination or reduction of government clean energy and electric vehicle incentives;
●	changes in domestic and foreign business, market, financial, political, and legal conditions; and

●	those factors discussed in “Part I, Item 1A. Risk Factors” in our 2022 Form 10-K and in “Part II, Item 1A. Risk Factors” in our Q1 Form 10-Q, as such descriptions may be updated or amended in future filings we make with the SEC.

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

INFORMATION ABOUT SOLID POWER

We use our website (www.solidpowerbattery.com) and various social media channels (e.g., Solid Power, Inc. on LinkedIn) as a means of disclosing information about Solid Power and our products to our customers, investors, and the public. The information posted on our website and social media channels is not incorporated by reference in this Report or in any other report or document we file with the SEC. Further, references to our website URLs are intended to be inactive textual references only. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Solid Power when you enroll your e-mail address by visiting the “Email Alerts” section of our website at https://ir.solidpowerbattery.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. These reports and other information we file with the SEC are available free of charge at https://ir.solidpowerbattery.com/financial-information/sec-filings when such reports are available on the SEC’s website.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Solid Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and number of shares)

	September 30, 2023
	(Unaudited)	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$27,458	$50,123
Marketable securities	166,030	272,957
Contract receivables	3,243	1,521
Contract receivables from related parties	5,048	319
Prepaid expenses and other current assets	3,207	2,888
Total current assets	204,986	327,808
Property, Plant and Equipment, net	99,241	82,761
Right-Of-Use Operating Lease Assets, net	7,300	7,725
Right-Of-Use Finance Lease Assets, net	1,011	922
Other Assets	1,057	1,148
Long-term Investments	228,806	172,974
Intangible Assets, net	1,525	1,108
Total assets	$543,926	$594,446
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other accrued liabilities	6,280	11,326
Current portion of long-term debt	—	7
Deferred revenue	—	4,050
Accrued compensation	4,746	4,528
Operating lease liabilities, short-term	606	549
Finance lease liabilities, short-term	342	273
Total current liabilities	11,974	20,733
Warrant Liabilities	5,637	9,117
Operating Lease Liabilities, Long-Term	8,159	8,622
Finance Lease Liabilities, Long-Term	544	602
Total liabilities	26,314	39,074
Stockholders’ Equity
Common Stock, $0.0001 par value; 2,000,000,000 shares authorized; 178,417,397 and 176,007,184 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	586,347	577,603
Accumulated deficit	(65,596)	(19,090)
Accumulated other comprehensive loss	(3,157)	(3,159)
Total stockholders’ equity	517,612	555,372
Total liabilities and stockholders’ equity	$543,926	$594,446

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$6,366	$2,813	$15,063	$7,591
Operating Expenses
Direct costs	7,183	3,544	20,354	8,561
Research and development	14,236	9,710	40,391	24,811
Selling, general and administrative	6,444	5,158	19,307	15,827
Total operating expenses	27,863	18,412	80,052	49,199
Operating Loss	(21,497)	(15,599)	(64,989)	(41,608)
Nonoperating Income and Expense
Interest income	5,213	3,128	15,041	4,300
Change in fair value of warrant liabilities	1,155	-	3,480	28,183
Interest expense	(13)	(12)	(39)	(22)
Total nonoperating income and expense	6,355	3,116	18,482	32,461
Pretax Loss	(15,142)	(12,483)	(46,507)	(9,147)
Income tax benefit	—	(84)	—	(71)
Net Loss Attributable to Common Stockholders	$(15,142)	$(12,399)	$(46,507)	$(9,076)
Other Comprehensive Income (Loss)	(215)	(2,546)	2	(3,837)
Comprehensive Loss Attributable to Common Stockholders	$(15,357)	$(14,945)	$(46,505)	$(12,913)
Basic and diluted loss per share	$(0.08)	$(0.07)	$(0.26)	$(0.05)
Weighted average shares outstanding – basic and diluted	178,388,926	175,025,984	177,800,915	173,859,649

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Loss	Equity
Balance as of December 31, 2022	176,007,184	$18	$577,603	$(19,090)	$(3,159)	$555,372
Net loss	—	—	—	(31,363)	—	(31,363)
Shares of common stock issued under ESPP	129,928	—	214	—	—	214
Withholding of employee taxes related to stock-based compensation	—	—	(111)	84	—	(27)
Shares of common stock issued for vested RSUs	163,148		—	—	—	—
Stock options exercised	2,026,630	—	183	—	—	183
Stock-based compensation expense	—	—	5,145	—	—	5,145
Unrealized loss on marketable securities	—	—	—	—	(213)	(213)
Balance as of June 30, 2023	178,326,890	$18	$583,034	$(50,369)	$(3,372)	$529,311
Net loss	—	—	—	(15,142)	—	(15,142)
Withholding of employee taxes related to stock-based compensation	—	—	—	(85)	—	(85)
Shares of common stock issued for vested RSUs	32,442	—	—	—	—	—
Stock options exercised	58,065	—	11	—	—	11
Stock-based compensation expense	—	—	3,302	—	—	3,302
Unrealized gain on marketable securities	—	—	—	—	215	215
Balance as of September 30, 2023	178,417,397	$18	$586,347	$(65,596)	$(3,157)	$517,612

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Loss	Equity
Balance as of December 31, 2021	167,557,988	$17	$568,183	$(9,535)	$—	$558,665
Net income	—	—	—	3,323	—	3,323
Transaction fees	—	—	(12)	—	—	(12)
Stock options exercised	6,869,144	—	433	—	—	433
Stock-based compensation expense	—	—	3,910	—	—	3,910
Unrealized loss on marketable securities	—	—	—	—	(1,291)	(1,291)
Withholding of employee taxes related to stock-based compensation	—	—	(58)	—	—	(58)
Shares of common stock issued for vested RSUs	20,672	—	—	—	—	—
Balance as of June 30, 2022	174,447,804	$17	$572,456	$(6,212)	$(1,291)	$564,970
Net loss	—	—	—	(12,399)	—	(12,399)
Stock options exercised	1,293,762	1	337	—	—	338
Stock-based compensation expense	—	—	2,588	—	—	2,588
Unrealized loss on marketable securities	—	—	—	—	(2,546)	(2,546)
Balance as of September 30, 2022	175,741,566	$18	$575,381	$(18,611)	$(3,837)	$552,951

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(46,507)	$(9,076)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	7,805	3,437
Amortization of right-of-use assets	566	51
Loss on sale of property, plant and equipment	—	4
Stock-based compensation expense	8,447	6,498
Deferred taxes	—	(71)
Change in fair value of warrant liabilities	(3,480)	(28,183)
Amortization of premiums and accretion of discounts on marketable securities	(8,297)	(1,170)
Change in operating assets and liabilities that provided (used) cash and cash equivalents:
Contract receivables	(1,403)	(2,473)
Contract receivables from related parties	(5,048)	—
Prepaid expenses and other assets	297	2,101
Accounts payable and other accrued liabilities	207	(3,327)
Deferred revenue	(4,050)	(300)
Accrued compensation	218	1,831
Operating and Finance lease liabilities, short-term	(406)	192
Net cash and cash equivalents used in operating activities	(51,651)	(30,486)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(29,526)	(47,915)
Purchases of marketable securities and long-term investments	(256,584)	(448,757)
Proceeds from sales of marketable securities	315,493	111,198
Purchases of intangible assets	(428)	(308)
Net cash and cash equivalents provided by (used in) investing activities	28,955	(385,782)
Cash Flows from Financing Activities
Payments of debt	(7)	(104)
Proceeds from exercise of stock options	194	771
Proceeds from issuance of shares of common stock under ESPP	214	—
Cash paid for withholding of employee taxes related to stock-based compensation	(111)	(58)
Payments on finance lease liabilities	(259)	(76)
Transaction costs	—	(12)
Net cash and cash equivalents provided by financing activities	31	521

Net decrease in cash and cash equivalents	(22,665)	(415,747)
Cash and cash equivalents at beginning of period	50,123	513,447
Cash and cash equivalents at end of period	27,458	97,700

Cash paid for interest	$39	$5
Accrued capital expenditures	$2,309	$7,818

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

Note 2 – Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 – Significant Accounting Policies to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and are supplemented by the Notes to the Condensed Consolidated Financial Statements (Unaudited) (the “Notes”) included in this Quarterly Report on Form 10-Q for the period ended September 30, 2023 (this “Report”). The financial statements included in this Report (including the Notes) should be read in conjunction with the 2022 Form 10-K.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the basis of generally accepted accounting principles in the United States (“GAAP”). The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from those estimates. All dollar amounts presented herein are in U.S. dollars and are in thousands, except par value and share and per share amounts.

The accompanying unaudited condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Additionally, certain prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), followed by other related ASUs that provided targeted improvements and additional practical expedient options. On January 1, 2022, the Company adopted the standards under Topic 842 using the modified retrospective method and elected a number of the practical expedients in its implementation. The key change that affected the Company relates to lessee accounting for operating leases that were historically off-balance sheet.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on estimates of expected losses. ASU 2016-13 also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The Company adopted this guidance as of January 1, 2022.

The Company regularly reviews its available-for-sale marketable securities and evaluates the current expected credit losses by considering changes in credit ratings, historical experience, market data, issuer-specific factors, and current economic conditions. Based on this analysis, any allowance for credit losses is immaterial but would otherwise be recorded as a reduction to the carrying value of the asset.

The Company reviews its receivable aging on an individual customer level, considering collectability of cash flows based on the risk of past events, current conditions, and forward-looking information. The Company establishes allowances for bad debts equal to the estimable portions of accounts receivable it expects not to collect. Allowances for doubtful accounts are recorded as reductions to the carrying values of the related receivables. To date, the Company has not recorded an allowance for doubtful accounts.

Note 3 – Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	September 30, 2023	December 31, 2022
Commercial production equipment	$25,594	$21,595
Laboratory equipment	8,307	3,278
Leasehold improvements	45,664	27,996
Furniture and computer equipment	1,635	1,482
Construction in progress	37,402	40,036
Total cost	118,602	94,387
Accumulated depreciation	(19,361)	(11,626)
Net property and equipment	$99,241	$82,761

Depreciation expenses for dedicated laboratory equipment and commercial production equipment are charged to research and development. The other depreciation expenses are included in the Company’s overhead and are allocated across Operating Expenses based on Company personnel costs incurred.

Depreciation expense related to property, plant and equipment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$2,896	$1,653	$7,794	$3,430

The Company expanded its cell production capabilities through the construction of a second dry room and installation of an EV cell pilot line at its Louisville, Colorado facility, which is designed to produce larger format solid-state battery cells for the automotive qualification process.

The Company expanded its electrolyte production at its facility in Thornton, Colorado. Scaling this production will allow it to produce larger quantities of electrolyte material required to feed cell-production lines and continue research and development efforts. The Company began producing electrolyte at this facility in 2023 and has placed portions of the facility into service.

	September 30, 2023	December 31, 2022
Construction in progress
EV cell pilot line - Louisville, CO	$1,095	$2,010
Other cell and electrolyte development equipment - Louisville, CO	4,148	2,206
Electrolyte production and development equipment - Thornton, CO	32,159	35,820

Note 4 – Intangible Assets

Intangible assets of the Company are summarized as follows:

	September 30, 2023		December 31, 2022
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(58)	$149	$(51)
Patents	92	(4)	—	—
Patents pending	1,316	—	984	—
Trademarks	13	—	9	—
Trademarks pending	17	—	17	—
Total amortized intangible assets	$1,587	$(62)	$1,159	$(51)

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense	$3	$2	$11	$7

Useful lives of intangible assets range from three to 20 years. Amortization expenses are allocated ratably across Operating Expenses based on Company personnel costs incurred.

Note 5 – Fair Value Measurements

The carrying amounts of certain financial instruments, such as cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of September 30, 2023 and December 31, 2022, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$125,985	$—	$—	$125,985
Corporate Bonds	$210,199	$—	$—	$210,199
Government Bonds	$58,652	$—	$—	$58,652

Liabilities
Public Warrants	$3,044	$—	$—	$3,044
Private Placement Warrants	$—	$2,593	$—	$2,593

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$165,179	$—	$—	$165,179
Corporate Bonds	$227,957	$—	$—	$227,957
Government Bonds	$42,865	$—	$—	$42,865
U.S. Treasuries	9,930	—	—	9,930

Liabilities
Public Warrants	$4,900	$—	$—	$4,900
Private Placement Warrants	$—	$4,217	$—	$4,217

The change in fair value of the Company’s marketable securities and long-term investments are included in other comprehensive income (loss). There were no transfers in and out of Level 3 fair value hierarchy during the nine months ended September 30, 2023 or year ended December 31, 2022. During the nine months ended September 30, 2023 and 2022, the Company purchased $256,584 and $448,757 of marketable securities and long-term investments, respectively.

Fair Value of Warrants

The fair value of the Public Warrants (defined below) has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 directly observable input. The fair value of the Private Placement Warrants (defined below) has been estimated using a Black-Scholes model as of September 30, 2023 and December 31, 2022 Consolidated Balance Sheet dates. The estimated fair value of the Private Placement Warrants is determined using Level 2 directly or indirectly observable inputs. Assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield are inherent in a Black-Scholes model. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s Public Warrants and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the

Warrants (defined below). The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Warrants. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates:

	September 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$2.02	$2.54
Volatility	81.8%	71.3%
Term (years)	3.19	3.94
Risk-free rate	4.67%	4.03%

The following table provides a reconciliation of the Public Warrants measured at fair value using Level 1 inputs and Private Placement Warrants measured at fair value using Level 2 inputs:

	Public Warrants	Private Placement Warrants
	Level 1 Fair Value	Level 2 Fair Value
December 31, 2022	$0.42	$0.55
Change in fair value	$0.04	$0.31
March 31, 2023	$0.46	$0.86
Change in fair value	$(0.15)	$(0.43)
June 30, 2023	$0.31	$0.43
Change in fair value	$(0.07)	$(0.04)
September 30, 2023	$0.24	$0.39

The following tables provides a reconciliation of the September 30, 2023 three and nine months change in fair value for the Public Warrants and Private Placement Warrants:

				Three Months Change in
Warrant Class	Level	Warrants	June 30, 2023	Fair Value	September 30, 2023
Public Warrants	1	12,684,423	$3,932	$(888)	$3,044
Private Placement Warrants	2	6,648,880	$2,860	$(267)	$2,593
Total		19,333,303	$6,792	$(1,155)	$5,637

				Nine Months Change in
Warrant Class	Level	Warrants	December 31, 2022	Fair Value	September 30, 2023
Public Warrants	1	12,684,423	$4,900	$(1,856)	$3,044
Private Placement Warrants	2	6,648,880	$4,217	$(1,624)	$2,593
Total		19,333,303	$9,117	$(3,480)	$5,637

Note 6 – Warrant Liabilities

As of September 30, 2023 and December 31, 2022, there were 12,684,423 and 11,666,636 publicly traded warrants (“Public Warrants”) and 6,648,880 and 7,666,667 private placement warrants (“Private Placement Warrants,” and together with the Public Warrants, “Warrants”) outstanding, respectively. Each whole Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to customary adjustments. Only whole Warrants are exercisable. The Warrants became exercisable on January 7, 2022 and will expire on December 8, 2026.

None of the Private Placement Warrants are redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The Warrants were initially measured at fair value upon closing of the transactions contemplated by the Business Combination Agreement and Plan of Reorganization, dated June 15, 2021, by and among the Company, DCRC Merger Sub, Inc., and Solid Power Operating, Inc., as amended, for $101,253 and subsequently re-measured at each reporting period. The Public Warrants were allocated a portion of the proceeds from the issuance of the units of common stock and one-third warrants in the Company’s initial public offering equal to their fair value. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $1,155 and $3,480 for the three and nine months ended September 30, 2023 and $0 and $28,183 for the three and nine months ended September 30, 2022, respectively.

There have been no changes to our Public or Private Placement Warrants, including redemption terms disclosed in our 2022 Form 10-K.

Note 7 – Stockholders’ Equity

Common Stock

Stock options exercised for common stock, shares of common stock issued under the Solid Power, Inc. 2021 Employee Stock Purchase Plan (“ESPP”), and shares of common stock issued upon vesting of restricted stock units (“RSUs”) for the three and nine months ended September 30, 2023 and 2022 are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options exercised	58,065	1,293,762	2,084,695	8,162,906
Shares of common stock issued under ESPP	—	—	129,928	—
Shares of common stock issued for vested RSUs	32,442	—	195,590	20,672

Cash received from stock options exercised under the Solid Power, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) for the three months ended September 30, 2023 and 2022 was $11 and $417, respectively. Cash received from stock options exercised under the 2014 Plan for the nine months ended September 30, 2023 and 2022 was $194 and $771, respectively.

Cash received from shares of common stock issued under the ESPP for the three months ended September 30, 2023 and 2022 was $0. Cash received from shares of common stock issued under the ESPP for the nine months ended September 30, 2023 and 2022 was $214 and $0, respectively.

Note 8 – Stock-Based Compensation

There have been no changes to our equity incentive plans, the ESPP, or our accounting methodology for stock-based compensation, as disclosed in our 2022 Form 10-K.

The fair value of stock options and RSUs issued to employees and directors is recognized as compensation expense over the period of service that generally coincides with the vesting period of the award. The Company allocated compensation ratably across Operating Expenses based on Company personnel costs incurred. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

For the three and nine months ended September 30, 2023, the Company recognized compensation costs totaling:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equity-based compensation costs related to RSUs	$1,248	$618	$2,839	$1,133
Equity-based compensation costs related to stock options	2,012	1,970	5,486	5,365
Equity-based compensation costs related to ESPP	42	—	122	—
Total equity-based compensation costs	$3,302	$2,588	$8,447	$6,498
Unrecognized future compensation cost as of:			31,843	30,127

The following table summarizes our award activity for RSUs and stock options for the three and nine months ended September 30, 2023:

	RSUs	Stock Options
Balance at December 31, 2022	1,057,980	25,998,172
Granted	1,797,034	3,272,873
Vested or Exercised	—	(1,679,954)
Forfeited	(88,441)	(1,494,020)
Balance at March 31, 2023	2,766,573	26,097,071
Granted	1,753,207	1,904,016
Vested or Exercised	(215,553)	(346,676)
Forfeited	(47,181)	(466,635)
Balance at June 30, 2023	4,257,046	27,187,776
Granted	506,604	—
Vested or Exercised	(32,442)	(58,065)
Forfeited	(53,129)	(138,747)
Balance at September 30, 2023	4,678,079	26,990,964

Stock Options

The fair value of each stock option grant during the nine months ended September 30, 2023 and 2022 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	Nine Months Ended September 30,
	2023	2022
Approximate risk‑free rate	4.17%	2.84%
Volatility	46.91%	44.69%
Average expected life (years)	6 years	6 years
Dividend yield	—%	—%
Weighted‑average grant date fair value	$2.80	$7.26
Estimated fair value of total stock options granted	$7,815	$5,659

Note 9 – Basic and Diluted Loss Per Share

Basic loss per share represents net loss attributable to common stock divided by the basic weighted average number of common stock outstanding during the period.

Due to the net loss for the three and nine months ended September 30, 2023 and 2022, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.

The table below sets forth the basic and diluted loss per share calculation for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(15,142)	$(12,399)	$(46,507)	$(9,076)
Weighted average shares outstanding – basic and diluted	178,388,926	175,025,984	177,800,915	173,859,649
Basic and diluted loss per share	$(0.08)	$(0.07)	$(0.26)	$(0.05)

The table below sets forth (in shares) potentially dilutive securities excluded from the diluted loss per share calculation for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Warrants	19,333,303	19,333,303
2014 Plan & Solid Power, Inc. 2021 Equity Incentive Plan - Stock Options	26,386,130	26,109,658
Solid Power, Inc. 2021 Equity Incentive Plan - RSUs	3,192,511	558,910
ESPP - Common Stock	120,339	—
Total potentially dilutive securities	49,032,283	46,001,871

Note 10 – Leases

The Company leases its facilities and certain equipment. Fixed rent escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance, and common area maintenance.

The Company’s facility in Louisville, Colorado, is under a noncancelable operating lease with a maturity date in September 2029. In 2022, the Company amended this operating lease to incorporate a prior subleased space into the base lease and extend the term of the lease. The Company has the right to renew this operating lease for an additional five-year period.

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

The Company has certain equipment leases classified as finance leases as of September 30, 2023, as presented on the Balance Sheet.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Finance lease costs:
Amortization of right-of-use assets	$50	$141
Interest on lease liabilities	13	38
Operating lease costs	290	870
Total lease expense	$353	$1,049

The components of cash flow information related to leases are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Operating outgoing cash flows – finance leases	$13	$39
Financing outgoing cash flows – finance leases	79	220
Operating outgoing cash flows – operating leases	284	851
Right-of-use assets obtained in exchange for new finance lease liabilities:	124	213
Right-of-use assets obtained in exchange for new operating lease liabilities:	—	—

September 30, 2023
Finance lease
Weighted-average remaining lease term – finance leases (in years)	2.89
Weighted-average discount rate – finance leases	6.4%
Operating lease
Weighted-average remaining lease term – operating leases (in years)	9.46
Weighted-average discount rate – operating leases	6.9%

As of September 30, 2023, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2023 (remaining three months)	$97	$286
2024	386	1,173
2025	271	1,210
2026	141	1,248
2027	56	1,288
2028	16	1,329
Thereafter	-	5,242
Total	967	11,776
Less present value discount	81	3,011
Total lease liabilities	$886	$8,765

Note 11 – Related Party Transactions

During the three and nine months ended September 30, 2023, the Company recognized $3,657 and $10,128, respectively, of revenue related to the BMW joint development agreement. As of September 30, 2023, the Company recorded $5,048 of accounts receivable related to the BMW joint development agreement.

Note 12 – Income Taxes

The Company’s effective tax rate was 0.00% and 0.68% for the three months ended September 30, 2023 and 2022, respectively, and 0.00% and 0.78% for the nine months ended September 30, 2023 and 2022, respectively. The change in the effective tax rate between periods was due to the Company being in a full valuation allowance for the three and nine months ended September 30, 2023.

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

Recent Business Highlights

●	Made first A-1 EV cell deliveries to BMW in October to formally enter the automotive qualification process. These EV cell deliveries support BMW’s demo car program with additional deliveries projected over the coming months.
●	Increased SP2 electrolyte volume for EV cells and phased out production at our SP1 facility. This increase demonstrates the ability to manufacture at scale for potential partners.

Key Factors Affecting Operating Results

We are a research and development-stage company and have not generated significant revenue through the sale of our electrolyte or licensing of our cell designs. Our ability to commercialize our products depends on several factors that present significant opportunities for us but also pose material risks and challenges, including those discussed in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections of this Report, which are incorporated by reference.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 to the Three and Nine Months Ended September 30, 2022

During the three and nine months ended September 30, 2023, we expanded and accelerated our development efforts through increased capital and operational investments. We continued to invest in talent while expanding our facilities, production equipment, and capabilities. We expect to continue to increase our spending in all operational areas through the remainder of 2023 in order to execute our development strategy.

The following table is a consolidated summary of our operating results for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2023	2022	Change	%	2023	2022	Change	%
Revenue	$6,366	$2,813	$3,553	126%	$15,063	$7,591	$7,472	98%
Operating Expenses
Direct costs	7,183	3,544	3,639	103%	20,354	8,561	11,793	138%
Research and development	14,236	9,710	4,526	47%	40,391	24,811	15,580	63%
Selling, general and administrative	6,444	5,158	1,286	25%	19,307	15,827	3,480	22%
Total operating expenses	27,863	18,412	9,451	51%	80,052	49,199	30,853	63%
Operating Loss	(21,497)	(15,599)	(5,898)	(38)%	(64,989)	(41,608)	(23,381)	(56)%
Nonoperating Income and Expense
Interest income	5,213	3,128	2,085	67%	15,041	4,300	10,741	250%
Change in fair value of warrant liabilities	1,155	—	1,155	NM %	3,480	28,183	(24,703)	NM %
Interest expense	(13)	(12)	(1)	8%	(39)	(22)	(17)	77%
Total nonoperating income and expense	6,355	3,116	$3,239	104%	$18,482	32,461	$(13,979)	(43)%
Pretax Loss	(15,142)	(12,483)	(2,659)	NM	(46,507)	(9,147)	(37,360)	NM
Income tax benefit	—	(84)	84	NM	—	(71)	71	NM
Net Loss Attributable to Common Stockholders	$(15,142)	$(12,399)	$(2,743)	NM	$(46,507)	$(9,076)	$(37,431)	NM
Other Comprehensive Income (Loss)	(215)	(2,546)	2,331	NM	2	(3,837)	3,839	NM
Comprehensive Loss Attributable to Common Stockholders	$(15,357)	$(14,945)	$(412)	NM	$(46,505)	$(12,913)	$(33,592)	NM

NM = Not meaningful

The key factors driving our results of operations for the three and nine months ended September 30, 2023, including our increased operating loss as compared to the corresponding periods in 2022, were as follows:

●	Revenue and direct costs – revenue and related direct costs from the execution of our JDAs drove the overall increase for the periods, while revenue and direct costs from performance on government contracts decreased slightly. We expect revenue and related direct costs to continue to increase in the remainder of 2023 as we execute on JDA deliverables.
●	Research and development – our research and development costs increased for the periods primarily as a result of increased labor and material costs as we expanded the development efforts of our battery cells and electrolyte material. We expect our research and development costs to remain at increased levels as we continue the pace and scope of our development efforts.

●	Selling, general and administrative – our selling, general and administrative expenses increased for the periods primarily due to additional use of outside professional services, additional planned hiring and workforce development associated with increasing our headcount to nearly 260 people, and enterprise resource planning system costs and implementation efforts.
●	Operating expenses – non-cash stock-based compensation costs increased for the periods across direct costs, research and development costs, and selling, general and administrative expenses related to our increased headcount.
●	Nonoperating income – our nonoperating income increased for the three-month periods primarily due to gain on fair value adjustment of warrant liabilities as well as yields on strategic cash investments in A-rated instruments, which increased our interest income. Our nonoperating income decreased for the nine-month periods primarily due to a lesser gain on fair value adjustment of warrant liabilities, partially offset by an increased gain in interest income related to strategic cash investment yields.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of cash have historically been derived from the sale of equity, with a small portion coming from performance on government contracts and commercial revenues.

As of September 30, 2023 and December 31, 2022, we had total liquidity, as set forth below:

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$27,458	$50,123
Marketable securities	166,030	272,957
Long-term investments	228,806	172,974
Total liquidity	$422,294	$496,054

Short-Term Liquidity Requirements

We anticipate that our most significant capital expenditures for the remainder of 2023 will relate to finishing construction of our electrolyte production and development facility. In addition, our short-term liquidity requirements include operating and capital expenses needed to further our technology development. We expect to fund our short-term liquidity requirements through our cash on hand and other liquid assets.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash and cash equivalents used in operating activities	$(51,651)	$(30,486)
Net cash and cash equivalents provided by (used in) investing activities	$28,955	$(385,782)
Net cash and cash equivalents provided by financing activities	$31	$521

Cash used in operating activities:

Cash used in operating activities increased from September 30, 2022 to 2023. The increase was primarily attributable to our operating loss, which was driven by continued increase in research and development costs and selling, general and administrative expenses. We expect cash used in operating activities to remain at these increased levels as we continue the pace and scope of our development efforts and work to achieve commercialization of our products.

Cash provided by (used in) investing activities:

Cash provided by investing activities increased from September 30, 2022 to 2023 primarily due to the net effect of increased purchase and sales of marketable securities, in addition to decreased capital expenditures for property, plant and equipment. Capital expenditures were primarily for custom manufacturing equipment in connection with our expansion of electrolyte production capabilities. We expect cash used in investing activities to increase as we finalize the build out of our electrolyte production facility and increase its production capabilities, and as we increase our electrolyte production scale. As our production processes are scaled in the future for commercialization, especially with respect to our electrolyte material, we expect capital expenditures to increase.

Cash provided by financing activities:

Cash provided by financing activities for the nine months ended September 30, 2023 and 2022 were primarily related to the cash exercise of stock options and proceeds from the sale of shares of common stock under the ESPP, partially offset by leased equipment payments.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Estimates

There were no significant and material changes in our critical accounting policies and use of estimates during the three and nine months ended September 30, 2023 as compared to those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2022 Form 10-K.

Recent Accounting Pronouncements

See Note 2 of our unaudited financial statements included in this Report as well as Note 2 of our audited financial statements included in our 2022 Form 10-K for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2023 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Our business, prospects, reputation, results of operations, and financial condition, as well as the price of our common stock and warrants, can be affected by a number of factors, whether currently known or unknown, including those described in “Part I, Item 1A. Risk Factors” of our 2022 Form 10-K and “Part II, Item 1A. Risk Factors” of our Q1 Form 10-Q, as such descriptions may be updated or amended in future filings we make with the SEC. When any one or more of these risks materialize from time to time, our business, reputation, results of operations, and financial condition, as well as the price of our common stock and warrants, can be materially and adversely affected. There have been no material changes to our risk factors since our Q1 Form 10-Q.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit/Annex	Filing Date
2.1	Business Combination Agreement and Plan of Reorganization, dated as of June 15, 2021, by and among the Company, DCRC Merger Sub, Inc., and Solid Power Operating, Inc.	424B3	333-258681	Annex A	November 10, 2021
2.2	First Amendment to the Business Combination Agreement, dated October 12, 2021, by and among the Company, DCRC Merger Sub, Inc., and Solid Power Operating, Inc.	424B3	333-258681	Annex A-1	November 10, 2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40284	3.1	December 13, 2021
3.2	Amended and Restated Bylaws	8-K	001-40284	3.1	November 21, 2022
10.1#	Solid Power, Inc. Outside Director Compensation Policy	8-K	001-40284	10.1	July 10, 2023
10.2#	Amendment to Interim CEO Agreement, dated August 7, 2023, between Solid Power, Inc. and David B. Jansen	8-K	001-40284	10.1	August 9, 2023
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its Inline XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Indicates a management or compensatory plan.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2023	Solid Power, Inc.

By:	/s/ John Van Scoter
Name:	John Van Scoter
Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Kevin Paprzycki
Name:	Kevin Paprzycki
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)