Form 10-K
period 2023-12-31
Solid Power, Inc.
filed 2024-02-28
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $421.4 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

181,091,826 shares of common stock were issued and outstanding as of February 26, 2024.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Glossary of Defined Terms

Term	Definition
2014 Plan	Solid Power, Inc. 2014 Equity Incentive Plan
2021 Plan	Solid Power, Inc. 2021 Equity Incentive Plan
Ah	Ampere hour
ASC	Accounting Standards Codification
APQP	Advanced Product Quality Planning
Audit Committee	Audit Committee of the Board
BMW	BMW of North America LLC
BMW Holding	BMW Holding B.V.
BMW Nomination Agreement	Board Nomination Support Agreement, dated May 5, 2021, between Solid Power and BMW Holding
Board	The Board of Directors of Solid Power, Inc.
Business combination	The transactions contemplated by the Business Combination Agreement and Plan of Reorganization, dated June 15, 2021 by and among the Company, DCRC Merger Sub, Inc., and Legacy Solid Power, as amended
Bylaws	Amended and Restated Bylaws of Solid Power, Inc.
CODM	Chief Operating Decision Maker
DGCL	Delaware General Corporation Law
Electrolyte Supply Agreement	Electrolyte Supply Agreement, dated January 10, 2024, between Legacy Solid Power and SK On
ESPP	Solid Power, Inc. 2021 Employee Stock Purchase Plan
EV	Battery electric vehicle
EV cells	Prototype cell formats between 60 and 100 Ah
Exchange Act	Securities Exchange Act of 1934, as amended
FCPA	U.S. Foreign Corrupt Practices Act
Ford	Ford Motor Company
GAAP	U.S. generally accepted accounting principles
JDA	Joint development agreement
Legacy Solid Power	Solid Power Operating, Inc., a Colorado corporation
Li2S	Lithium-sulfide
Line Installation Agreement	Line Installation Agreement, dated January 10, 2024, among Solid Power Korea Co., Ltd., SK On, and, for the limited purposes of Section 12.16 of the Line Installation Agreement, Solid Power
NMC	Lithium nickel manganese cobalt oxide
OEM	Automotive original equipment manufacturers
OSHA	Occupational Safety and Health Act
Private Placement Warrants	Warrants sold in a private placement as part of our initial public offering or acquired through a conversion of a working capital loan
Public Warrants	Our publicly-traded warrants
R&D License Agreement	Research and Development Technology License Agreement, dated January 10, 2024, between Legacy Solid Power and SK On
Report	This Annual Report on Form 10-K
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Second A&R Charter	Second amended and restated certificate of incorporation of Solid Power, Inc.
Securities Act	Securities Act of 1933, as amended
Series B Financing	Our $135.6 million Series B investment round, which closed in May 2021

Solid Power, Inc. | 2023 Form 10-K | 3

SK On	SK On Co., Ltd.
SK On Line	Pilot cell production line at one of SK On’s facilities
Solid Power / the Company / we / us / our	Solid Power, Inc., a Delaware corporation (f/k/a Decarbonization Plus Acquisition Corporation III)
SOX	The Sarbanes-Oxley Act of 2002, as amended
SP1	Our Louisville, Colorado facility, which we primarily use for cell production, research and development, and quality control
SP2	Our Thornton, Colorado facility, which we primarily use for pilot production of electrolyte, research and development, quality control, and general office space
Warrants	Private Placement Warrants and Public Warrants

Solid Power, Inc. | 2023 Form 10-K | 4

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including any portions of the 2024 Proxy Statement that may be incorporated by reference, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report, regarding our future financial performance and our strategy, expansion plans, market opportunity, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “will,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report. We caution you that the forward-looking statements contained herein are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

●	risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require, and our ability to commercialize our technology in advance of competing technologies;
●	rollout of our business plan and the timing of expected business milestones;
●	risks relating to the non-exclusive nature of our OEM and other partner relationships and our ability to manage these business relationships;
●	our ability to negotiate and execute commercial agreements with our partners on commercially reasonable terms;
●	our ability to protect and maintain our intellectual property, including in jurisdictions outside of the United States;
●	broad market adoption of EVs and other technologies where we are able to deploy our technology, if developed successfully;
●	our success attracting and retaining our executive officers, key employees, and other qualified personnel;
●	changes in applicable laws or regulations;
●	risks relating to our information technology infrastructure and data security breaches;
●	risks relating to our status as a research and development stage company with a history of financial losses with an expectation of incurring significant expenses and continuing losses for the foreseeable future;
●	our ability to secure government contracts and grants and the availability of government subsidies and economic incentives;
●	delays in the construction and operation of additional facilities;
●	risks relating to other economic, business, or competitive factors in the United States and other jurisdictions, including supply chain interruptions and changes in market conditions, and our ability to manage these risks and uncertainties; and
●	those factors discussed in “Part I, Item 1A. Risk Factors” in this Report.

Solid Power, Inc. | 2023 Form 10-K | 5

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

INFORMATION ABOUT SOLID POWER

We use our website (www.solidpowerbattery.com) and various social media channels (e.g., Solid Power, Inc. on LinkedIn) as a means of disclosing information about Solid Power and our products to our customers, investors and the public. The information posted on our websites and social media channels is not incorporated by reference in this Report or in any other report or document we file with the SEC. Further, references to our website URLs are intended to be inactive textual references only. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Solid Power when you enroll your e-mail address by visiting the “Investor Email Alerts” section of our website at https://ir.solidpowerbattery.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. These reports and other information we file with the SEC are available free of charge at https://www.solidpowerbattery.com/investor-relations/financials/sec-filings when such reports are available on the SEC’s website.

Solid Power, Inc. | 2023 Form 10-K | 6

PART I

Item 1. Business

Overview

Solid Power is developing solid-state battery technology for EV and additional markets served by battery manufacturers.

Our core technology is our proprietary solid electrolyte material, which replaces the liquid or gel electrolyte used in traditional lithium-ion batteries. We believe that our electrolyte material can improve driving range, battery life, safety performance, and battery costs.

We are also developing solid-state cells with our electrolyte, with the aim of commercializing our technology by selling our electrolyte material and licensing our cell designs. This approach is capital light, unlike other battery manufacturers who require significant production facilities and equipment. This strategy allows us to focus on our core strengths of electrolyte production and solid-state technology development.

We currently produce our electrolyte on a pilot manufacturing line, which is used in our cell development and for customer sampling. We currently develop our cells on our two pilot lines, producing multiple cell sizes to both support our partners and refine cell designs. Longer-term, we expect our pilot lines to focus on research and development.

We have partnered with industry leaders BMW, Ford, and SK On and will continue to work closely with our partners to improve cell designs, produce electrolyte material, and commercialize our technology. Our products are currently in the development stage and require further research and improvement before we can commercialize our technology. For more information, see “Risk Factors—Risks Related to Development and Commercialization.”

Business Model

Our business model has two strategic elements:

●	Selling our electrolyte material.
●	Licensing our cell designs and manufacturing processes.

We believe this business model distinguishes us from competitors who are becoming commercial battery manufacturers. Our goal is to become a leading provider of solid electrolyte material for EVs and other markets. We intend to sell our electrolyte to customers that license our cell technology and those which have their own cell designs. Since we do not plan to produce battery cells long term or build gigafactories, we expect to invest significantly less than other battery developers.

Benefits of Our Technology

We have designed our electrolyte and cells targeting the following potential benefits over traditional lithium-ion batteries:

●	Driving Range – Higher energy capabilities to increase driving ranges.
●	Battery Life – Improvement in high temperature stability to provide longer battery lives.
●	Safety – Improved safety performance as our battery cells use zero liquids or gels, which can be highly flammable and volatile, and the fact that our proprietary electrolyte has higher ignition points.
●	Cost – Our manufacturing processes reduce the time, cost, and space required and may allow OEMs to reduce costly pack materials and cooling systems.

Solid Power, Inc. | 2023 Form 10-K | 7

Our Growth and Research & Development Strategy

Our research and development focuses on improving our electrolyte and cell technology to commercialize products that will outperform conventional lithium-ion. While we believe we have reasonable goals and a reasonable roadmap to hit those goals, our strategy, forecasts, and timetables are subject to change similar to any technology developer. Our research and development activities are currently focused on the following initiatives:

Electrolyte

Our electrolyte is a sulfide-based material comprised of lithium sulfide and other proprietary inputs. We believe most OEMs and battery manufacturers have a future technology roadmap which includes sulfide-based, solid-state cell products which can utilize our electrolyte. Our growth and development for electrolyte is focused on:

Expanding electrolyte production. In 2023, we commissioned an electrolyte production facility with an annual capacity of 30 metric tons. We can further scale electrolyte capacity based on partner needs and market reception.

Customer sampling. We are providing electrolyte samples to potential OEMs and battery manufacturer customers to develop commercial markets for our electrolyte. We are receiving feedback and tailoring our electrolyte to meet their needs. Samples provided from larger scale production batches are preferable to potential customers.

Continued development of electrolyte materials. Our first generation of electrolyte is primarily used in cells we manufacture. We are constructing a new electrolyte research and development lab and are producing limited volumes of our second-generation electrolyte to improve performance, manufacturability, and cost.

Supply chain improvements. We currently source Li2S from leading lithium and chemical companies globally. However, we are also developing our own production abilities to address potential supply risks and potentially lower costs.

Cells

Our first generation EV cells are multi-layered stacked pouch designs made with a nickel, magnesium, and cobalt (NMC) cathode, a silicon-based anode, and our electrolyte as a separator. We believe the cell advances we are making in solid-state electrolyte technology will improve EV manufacturability and performance. As we continue to develop our cell technology, our focus is on the following:

Driving incremental performance improvement to meet OEM specifications. We have worked closely with each of our partners to develop a cell roadmap to meet their ultimate commercial performance targets. To hit those targets we need to continue to make improvements in cell performance. In 2023, we delivered our first A1 cells and made improvements in energy density, pressure, cycle life, low temperature performance, and other metrics.

As we have scaled our cells up to the EV cell size, our safety performance has been varied, with a small number of cells going into thermal runaway in a controlled environment. A key objective for 2024 is to further improve cell performance across the board to meet the more demanding targets in the A2 and A3 cells. We have shifted our primary focus to our A2 cells, which incorporate planned designs and material modifications that we expect will improve overall cell performance, including safety.

Continue to invest in next-gen battery cell innovations. Our research and development teams are working on second generation lithium metal and anode free cells. Our focus on development of a third generation nickel- and cobalt-free battery cell could remove these costly and difficult to obtain materials from batteries. Each of these technologies are significantly earlier in development than our current EV cell.

2023 Highlights

During 2023, we significantly enhanced electrolyte production capabilities, achieved major milestones for our cell development, increased collaboration with our global partners, and identified strategic priorities that we believe will form the basis for our 2024 goals. Specifically, our key highlights for 2023 included:

Solid Power, Inc. | 2023 Form 10-K | 8

Advances in electrolyte production and path to market. We began producing electrolyte powder from our SP2 electrolyte production facility in April 2023. By the end of the year, we had qualified SP2 electrolyte for use in our EV cells, utilized it in the manufacturing of our A1 EV cells, phased out SP1 electrolyte production, and ramped electrolyte production volumes at SP2. Having demonstrated our ability to produce electrolyte at this scale, we sampled SP2 electrolyte to multiple new potential customers, partners and industry leaders. These samples have yielded positive feedback. We believe improved production capabilities and continued robust customer sampling will drive commercialization of our electrolyte.

Significant cell development progress. In late 2023, we made our first A1 EV cell deliveries to BMW to formally enter automotive qualification. The achievement of this milestone was preceded by improved manufacturing yields and consistency which enabled us to more efficiently begin large-scale production.

Increased collaboration with BMW. After expanding our relationship with BMW in late 2022, Solid Power and BMW employees worked side-by-side developing our solid-state technology. These efforts drove our ability to deliver A1 Sample cells to BMW in late 2023. Delivering A1 Sample cells to BMW was a key step for BMW’s demo car program, which seeks to power a full-sized BMW EV using our EV cells. During 2024, we intend to work closely with BMW to demonstrate that our A2 EV cell meets BMW’s requirements for its demo car program.

New Leadership. During 2023, we appointed John Van Scoter as our new President and Chief Executive Officer and transitioned the Board chairperson responsibilities to John Stephens after the retirement of our previous Chief Executive Officer and Chairperson of the Board, David Jansen.

The Path to Automotive Qualification

Our cell technology must meet demanding OEM standards before incorporation into EVs. Our plan follows a multi-staged product development approach guided by APQP, with definitions of each stage uniquely defined by our OEM partners. The following table highlights the general high-level stages and standards we believe will need to be met for our technology to be integrated into EVs:

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

During 2023 we reached a major goal of delivering A1 EV cells to BMW, marking the formal entry into automotive qualification.

We now expect to work closely with our partners to incrementally improve our cell performance to meet requirements. We anticipate that we will need to produce and test multiple A-sample variations before finalizing the design and progressing to B-sample. One or more of our partners may decide to produce their own B-sample cells. We intend to work with each of our partners to determine the preferred approach for B-sample production.

Solid Power, Inc. | 2023 Form 10-K | 9

Due to the requirement that C-sample and D-sample cells are produced on production equipment rather than pilot equipment, we intend to partner with OEMs or top tier cell manufacturers for this stage of development rather than produce C-sample or D-sample cells ourselves.

Partnerships

Since we do not contemplate becoming a commercial cell manufacturer, one of our key goals is to establish and expand partnerships with OEMs and cell producers. Our JDAs with BMW, Ford, and SK On are non-exclusive allowing us to pursue additional OEM or cell manufacturer relationships. The following sets forth the material terms of our JDAs with each of BMW, Ford, and SK On.

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

The JDA with BMW sets out the collaborative framework for research and development and vehicle integration of solid-state battery cells. The JDA requires us to continue our research and development efforts towards deployment in BMW’s EVs. Though our anticipated timing of milestones and development targets continues to evolve under the JDA, we are currently targeting delivery of A2 EV cells to BMW in 2024. Additionally, the terms of the JDA permit BMW to share in certain intellectual property developed through these research and development efforts. Solid Power’s ability to share developments gained through the course of performance of the JDA with its other partners is limited in certain circumstances. The JDA also contemplates entering additional agreements with BMW for purchase and pricing of electrolyte materials, integration into cell designs, as well as licensing our cell technology to cell producers. The key commercial terms of such additional arrangements have not yet been determined.

During 2022, we amended our JDA to provide BMW with a research and development-only license to certain of our intellectual property relating to cell manufacturing. The license allows for BMW to install a solid-state prototype cell manufacturing line based upon our proprietary information and BMW agreed to pay us $20 million between December 2022 and June 2024, subject to our achieving certain milestones. During 2023, we engaged with BMW in joint development and manufacturing activities at our facilities. Under the terms of the amended JDA, any intellectual property developed jointly by BMW and Solid Power at our facilities will be solely owned by us. We expect to negotiate a non-exclusive electrolyte supply agreement to supply BMW with our electrolyte material following commissioning of BMW’s prototype cell manufacturing line.

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

Ford Motor Company

We started our relationship with Ford in 2018, when it participated in our Series A-1 equity financing. In 2019, we announced an investment by Ford and partnership to jointly develop solid-state battery cells using our pilot production line. In 2021, we expanded our partnership with Ford’s participation in the Series B Financing and the execution of a JDA relating to testing and vehicle integration of our EV cells. In 2023, we amended our JDA with Ford to extend the expiration date to December 31, 2024 and to revise our cell and electrolyte delivery obligations.

The JDA with Ford sets out the framework for the collaboration on the research and development of our cells. The JDA requires us to continue our research and development efforts towards deployment in Ford’s EVs. Though our anticipated timing for achievement of the various milestones and development targets continues to evolve under the JDA, we are currently targeting delivery of EV cells to Ford in 2024. Additionally, the terms of the JDA permit Ford to share in certain intellectual property developed through these research and development efforts. Solid Power’s ability to share developments gained through the course of performance of the JDA with its other partners is limited in certain circumstances. The JDA also contemplates entering into additional agreements with

Solid Power, Inc. | 2023 Form 10-K | 10

Ford for purchase and pricing of electrolyte materials, integration into cell designs, as well as licensing our cell technology to cell producers. The key commercial terms of such additional arrangements have not yet been determined.

SK On

In October 2021, we entered into a non-exclusive JDA with battery manufacturer SK On for joint production of our EV cells. In connection with the closing of the business combination, SK On invested $30 million into our company. The JDA contemplates that SK On and Solid Power will collaborate to validate Solid Power’s cell designs and production processes are scalable and compatible with existing lithium-ion production technology, enabling us to deliver pre-commercial cells to our OEM customers.

Under the terms of the JDA, we expected that Solid Power would produce B-sample EV cells in 2023 at our headquarters in Louisville, Colorado and SK On would be capable of producing the Solid Power-designed C-sample EV cells in 2024 at its facilities, each as part of the APQP process. However, due to the pace of development by both parties and delayed planned market adoption of solid-state batteries in general, we will not meet those target dates. We are working collectively with SK On in connection with a revised development roadmap and associated expected timing. The terms of the JDA permit SK On to share in the intellectual property developed through the joint production efforts required under the JDA. The JDA also contemplates that Solid Power and SK On will, upon the fulfillment of certain milestones, negotiate a commercial agreement, which is expected to cover terms and conditions for the sale of our electrolyte materials and licensing terms for our cell designs, manufacturing techniques, and production practices.

In January 2024, we entered into expanded agreements with SK On to include a research and development license, a line installation arrangement, and an electrolyte supply agreement. Under the research and development license, SK On will license Solid Power’s cell designs and manufacturing processes in exchange for payments totaling $20 million from 2024 to 2027, upon achievement of milestones. The license limits SK On to research and development activities and may not be used for commercial cell production. The line installation arrangement provides that Solid Power will design, procure, and install a new cell manufacturing line at one of SK On’s Korea facilities in exchange for an estimated $22 million, upon achievement of milestones. SK On has also agreed to purchase Solid Power’s electrolyte for use on its new line in Korea through Solid Power’s first-of-its-kind electrolyte supply agreement. Initially, under the electrolyte supply agreement, SK On will purchase electrolyte to validate its new solid-state line. After validation, SK On is required to purchase at least eight metric tons of electrolyte from Solid Power through 2030, which it will use in advancing its cell technologies. Depending on volumes, Solid Power expects to receive at least $10 million from these electrolyte sales.

Manufacturing and Supply

We have designed our manufacturing processes to use much of the same equipment currently used in conventional lithium-ion battery cell production. We believe using industry standard production processes and equipment reduces commercialization risk and allows for a more rapid and broad deployment of our technology.

Our electrolyte is made from abundant materials produced at industrial scale in multiple geographical locations, except for the Li2S precursor material. Since we anticipate our Li2S need to significantly increase upon commercialization, we are taking a two-pronged approach to secure supply: sourcing from multiple global entities as well as working to develop in-house processes to produce material.

We currently manufacture all of our cell designs ourselves, including our cathodes and anodes, using materials sourced from external suppliers. We source other input materials from both industry leading and emerging suppliers. Our two pilot production lines have successfully produced prototype cells in various sizes.

Intellectual Property

Our proprietary battery material and cell technology is protected through a combination of patents, patent applications, and trade secrets. Our patent portfolio includes technologies we invented, in addition to exclusive licenses obtained from the University of Colorado Boulder and Oak Ridge National Laboratory. Solid electrolyte materials and methods of production make up the largest portion of our patent application filings. Additional subjects include electrode and cell designs, cell processing methods, and electrolyte precursor methods, among others. We accelerated our patent application filings in recent years and are continuing that acceleration in 2024. We regularly file new applications in areas that are enforceable or reverse-engineerable. Processes for

Solid Power, Inc. | 2023 Form 10-K | 11

manufacturing sulfide-based solid electrolyte materials and solid-state cells make up the majority of our trade secrets. As of February 1, 2024, we owned or exclusively licensed 14 issued United States patents, 64 pending United States patent applications, 85 non-United States and PCT patents and applications, 2 registered United States trademarks, 2 pending United States trademarks, and 8 registered or pending non-United States trademarks. We further protect our intellectual property with non-disclosure agreements for all employees, consultants, and other third parties, material transfer agreements, and license agreements.

Competition

Performance improvements in next-generation battery and EV technology will contribute to global adoption of EVs. This trend has heightened competition and brought new entrants into the industry.

We compete directly with both established and emerging EV battery cell producers and materials suppliers. We believe we are well-positioned across the battery cell technology value chain, including material and cell development, production techniques, and our business model. Our prospective competitors include major OEMs and top tier battery producers currently providing and developing batteries for EVs.

A number of mature and development-stage companies are seeking to improve conventional lithium-ion battery cells or to develop new technologies for battery cells. Some of these companies have established relationships with OEMs and are in varying stages of development.

We believe our ability to compete successfully with both traditional lithium-ion and new battery technology will depend on several factors, including electrolyte performance and cost, safety, energy density, and battery life, and on non-technical factors such as brand, established customer and partner relationships, and financial and manufacturing resources. We believe our close working relationships with BMW, Ford, and SK On can expedite our research and development process relative to our competitors by creating a constant feedback loop allowing for rapid and intelligent iterations.

Government Regulation and Compliance

We are subject to substantial regulation in the United Staes and abroad, including international, federal, state, and local laws which may vary from country to country and are subject to change. Government regulations frequently control how battery cells and their components are stored, transported, used and disposed of through environmental laws and regulations regarding hazardous substances and solid waste. These laws may impose strict, joint, and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. In the course of ordinary operations, we, through third parties and contractors, may handle hazardous substances within the meaning of the Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and, as a result, may be jointly and severally liable for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. We are also subject to the strict requirements of the Resource Conservation and Recovery Act and comparable state statutes for the generation or disposal of solid waste, which may include hazardous waste. We believe that we are in material compliance with applicable environmental laws and regulations. The cost of compliance with such laws and regulations has not had a material adverse effect on our capital expenditures, earnings, or competitive position and is not anticipated to have a material adverse effect in the future. However, we cannot guarantee that we are in full compliance with all environmental laws and regulations or that we will be able to comply with any future requirements or changes in such laws and regulations without significant costs.

OSHA and comparable laws in other jurisdictions regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about any hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities, and the public.

In many cases, our products — including our cells and related technology — are or may in the future be subject to trade and export control laws and regulations in the United States and other jurisdictions where we do business. Such laws may include the export administration regulations and similar export control regimes, trade and economic sanctions maintained by the Office of Foreign Asset Control and other similar agencies, foreign direct investment rules and regulations, tariffs and quotas, and other related regulations in jurisdictions in which we operate. In particular, an export license may be required to export or re-export our products and technology to certain countries or end-users or for certain end-uses or such export, re-export, or end uses may be prohibited.

Solid Power, Inc. | 2023 Form 10-K | 12

In addition, we are subject to the FCPA and other anti-corruption, anti-bribery, and anti-money laundering laws and regulations in the jurisdictions in which we have offices or do business, both domestic and abroad. Any failure to adequately comply with any of these obligations, or future changes with respect to any of these legal regimes, could cause us to incur significant costs, including the potential for new overhead costs, fines, sanctions, and third-party claims.

Human Capital

As of February 1, 2024, we employed over 270 full-time employees, primarily based out of our facilities in Louisville, Colorado and Thornton, Colorado. This represents growth of 40 employees in the past year. Many of our employees have a technical background or hold advanced engineering and scientific degrees. We are committed to increasing diversity in the workforce and we believe building and maintaining an inclusive and equitable culture is important for our success.

We are committed to compensating our employees in a competitive manner. We have taken steps to comply with Colorado’s Equal Pay for Equal Work Act. We offer competitive salaries and benefits, as well as a robust equity compensation plan, all with the intention of attracting and retaining team members capable of making our company a world leader in solid-state electrolyte production and battery development. Our compensation decisions are driven by individual contributions, the overall market, and how critical the role is to our success.

To date, we have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Information about our Executive Officers

Set forth below, in alphabetical order, is a list of our executive officers as of February 28, 2024, including each executive officer’s principal occupation and employment during the past five years and reflecting recent organizational changes. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until his successor is appointed or his earlier death or removal or resignation from such office. Each executive officer’s age is set forth in the table next to his name.

Name	Position	Age
Joshua Buettner-Garrett	Chief Technology Officer	38
Derek Johnson	Chief Operating Officer	46
James Liebscher	Chief Legal Officer and Secretary	43
Kevin Paprzycki	Chief Financial Officer and Treasurer	53
John Van Scoter	President, Chief Executive Officer, and Director	62

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

Solid Power, Inc. | 2023 Form 10-K | 13

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

John Van Scoter serves as our President, Chief Executive Officer, and Director. He has served as our Chief Executive Officer, President and as a Class I Director since June 2023. Prior to joining Solid Power, Mr. Van Scoter served as Vice President, General Manager Products at SRI International Inc., an independent nonprofit research institute, from 2019 until June 2023. Prior to joining SRI, Mr. Van Scoter was the CEO, President and Chairman of eSolar, Inc., an early-stage solar power plant technology company, from 2010 until 2018. Prior to eSolar, he held multiple leadership positions over an almost 30-year career with Texas Instruments Incorporated (Nasdaq: TXN), including as Senior Vice President, Alternative Energy Strategy and Senior Vice President, General Manager of DLP® Products Division. Mr. Van Scoter served on the board of directors of TE Connectivity Ltd. (NYSE:TEL) from 2008 until 2018. Mr. Van Scoter holds a B.S. in Mechanical Engineering from the University of Vermont.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties materialize, our business, prospects, results of operations, and financial condition could be materially and adversely affected.

The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also have a material adverse effect on our business, prospects results of operations, and financial condition. The summary risk factors described below should be read together with the text of the risk factors set forth immediately after the summary risk factors, and both the summary and text of the risk factors should be read together with the other information set forth in this Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

●	Our expectations for when we will achieve various technical and production-level performance objectives depend in large part upon assumptions, estimates, measurements, testing, analyses, and data developed and performed by us, which may be incorrect or flawed.
●	It will be challenging to develop solid-state battery cells capable of production at volume and with acceptable performance, yields and costs. The pace of development in materials science is often not predictable. Delays or failures in accomplishing particular development objectives may postpone or prevent us from generating revenues from the licensing of our cell technology or sales of our electrolyte.

Solid Power, Inc. | 2023 Form 10-K | 14

●	We may not succeed in developing our electrolyte for commercialization or attracting customers. There is currently no commercial market for sulfide-based electrolytes and one may never emerge. Even if sulfide-based electrolytes are commercially adopted, we may not be able to effectively compete in any market.
●	If our cells or electrolyte fail to perform as expected, our ability to develop, market, and license our technology could be harmed.
●	We have only conducted preliminary safety testing on our cells. Our cells will require additional and extensive safety testing prior to being installed in EVs.
●	We are seeking additional partners with which to collaborate in the development of our technology. Our inability to enter into development relationships with additional partners may impair our ability to control the timing of our development activities, generate licensing revenue, or sell our electrolyte.
●	If we do not succeed in developing solid-state battery cells for commercialization or meeting certain milestones under certain of our agreements within the required time frames, our partners may terminate the agreements.
●	The non-exclusive nature of our agreements exposes us to the risk that our partners may elect to pursue other battery cell technologies.
●	Our business depends on our ability to manage our relationships with existing and future partners, customers, suppliers, and contractors, and we may not succeed in managing these business relationships.
●	We have not reached any commercial agreement with our partners on economic terms for the licensing of cell technology or sale of electrolyte. As a result, our projections of revenue and other financial results are uncertain.
●	The terms of certain agreements permit our partners to share in the intellectual property developed through the research and development efforts under their respective agreements. In certain circumstances, our ability to share developments gained through the course of performance of a particular agreement with our other partners may be limited, and our partners may be able to exploit certain of the intellectual property developed under their respective agreements in ways that are detrimental to us.
●	If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.
●	The battery cell market continues to evolve and is highly competitive, and we may not be successful in competing in this market or establishing and maintaining confidence in our long-term prospects among current and future partners and customers.
●	We may not be able to accurately estimate future demand for our technology, which could result in a variety of inefficiencies in our business, hinder our ability to generate revenue, and cause us to incur additional costs or experience delays.
●	We rely heavily on owned and exclusively-licensed intellectual property, including patent rights, trade secrets, copyrights, trademarks, and know-how, and we may be unable to protect and maintain access to these intellectual property rights.
●	We have not performed exhaustive searches or analyses of the intellectual property landscape of the battery industry and cannot guarantee that our technology, or its ultimate integration into EVs, does not infringe intellectual property rights of third parties. We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and cause us to incur substantial costs.
●	Our business plan has yet to be tested, and we may not succeed in executing on our strategic plans, including commercialization.
●	We are a research and development stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.

Solid Power, Inc. | 2023 Form 10-K | 15

●	We may require additional capital to support business growth, and this capital might not be available on commercially reasonable terms or at all.
●	If we fail to effectively manage our future growth, we may not be able to market and license the technology and know-how to manufacture our cells or sell our electrolyte.
●	Our management team has limited experience in operating a public company.
●	Our business could also be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting as required by SOX.
●	We incur significant expenses and administrative burdens as a public company.
●	Future litigation, regulatory actions, or government investigations and inquiries may lead us to incur significant costs or harm our reputation.
●	The price of our common stock and Warrants could be adversely impacted by sales of substantial amounts of our common stock or Warrants in the public market or the perception that such sales could occur.

Risks Related to Development and Commercialization

Our expectations for when we will achieve various technical and production-level performance objectives depend in large part upon assumptions, estimates, measurements, testing, analyses, and data developed and performed by us, which may be incorrect or flawed.

Our expectations for when we will achieve various technical and production objectives reflect our current expectations and estimates. Whether and when we achieve these objectives depend on a number of factors, many of which are outside our control, such as:

●	the success and timing of our development activities, including our ability to develop cells with our desired performance metrics and achieve the requisite automotive industry validations;
●	our success in securing additional development partnerships and the pace of our efforts with each of them;
●	unanticipated technical or manufacturing challenges or delays;
●	difficulties identifying or constructing the necessary manufacturing facilities;
●	other technological developments that could adversely impact the commercial potential of our technology;
●	the extent of consumer acceptance of EVs generally and those deploying our products in particular;
●	competition, including from established and future competitors in the battery industry or from competing technologies that may be used to power EVs;
●	whether we can obtain sufficient capital when required to build our manufacturing facilities and sustain and grow our business;
●	adverse developments in our partnership relationships, including termination of our partnerships or changes in our partners’ timetables and business plans;
●	our ability to manage our growth;

Solid Power, Inc. | 2023 Form 10-K | 16

●	our ability to manage our relationships with key suppliers and the availability of the raw materials we need to procure from them;
●	our ability to retain existing key management, integrate recent hires, and attract, retain, and motivate qualified personnel; and
●	the overall strength and stability of domestic and international economies.

Unfavorable changes in any of these or other factors beyond our control could impede our ability to achieve our objectives when planned and have a material adverse effect on our business, prospects, results of operations, and financial condition. Additionally, we cannot predict market reaction or the impact on the price of our common stock and Warrants as we make announcements regarding our achievement, or failure to achieve, our objectives and publicly-disclosed milestones. Negative market reactions could result in volatility in the of the price of our common stock and Warrants.

It will be challenging to develop solid-state battery cells capable of production at volume and with acceptable performance, yields, and costs. The pace of development in materials science is often not predictable. Delays or failures in accomplishing particular development objectives may postpone or prevent us from generating revenues from the licensing of our cell technology or sales of our electrolyte.

Our business depends on our ability to develop solid-state battery cells that outperform the lithium-ion batteries currently prevalent in EVs. We expect to need several additional years of research and development and automotive qualification efforts before our cells will be advanced enough for us to realize material revenue from licensing agreements for our cell technology or reach commercial levels of sales of our electrolyte materials. Developing the technology and know-how to produce cells at scale and cost, and which meet the performance requirements for wide adoption by OEMs, is extremely challenging. We must overcome significant hurdles to complete development, validation, and automotive qualification of our cells prior to being able to license or sell our technology to any customers. Some of the development hurdles that we need to overcome before licensing or selling our solid-state battery cell technology to customers include:

●	meeting the rigorous and challenging specifications required by our customers and ultimately OEMs and battery manufacturers, such as battery life, energy density, abuse and safety testing, charge rate, cycle life, stack pressure, and operating temperature;
●	increasing the volume, yield, reliability, and uniformity of our cells and cell components;
●	increasing the size and number of layers of our cells;
●	developing manufacturing techniques to produce the volume of cells needed for customer applications;
●	understanding optimization requirements for high volume manufacturing equipment;
●	designing and engineering packaging to ensure adequate cycle life (i.e., the number of charge and discharge cycle that a battery cell can sustain until its capacity falls below 80% of the original capacity); and
●	reducing cost of production.

We have encountered, and expect to continue to encounter, engineering challenges and delays as we increase the dimensions and throughput of our cells and cell components. In order to be commercially viable, our cells will need to be capable of being produced at a high yield without compromising performance, and we will have to solve related packaging challenges in a way that is scalable and at an acceptable cost. If we are not able to overcome these engineering and mechanical hurdles, we may not succeed in licensing our cell technology or selling our electrolyte to customers.

Even if we complete development and succeed in entering into commercial license agreements, we may not start to generate revenues from such agreements until our customers have retrofitted or constructed and deployed facilities to build our cell designs at scale and we have constructed facilities to produce commercial volumes of our electrolyte. Any delay in development, automotive qualification, manufacturing scale-up, or construction of commercial electrolyte production facilities would delay our time to generate

Solid Power, Inc. | 2023 Form 10-K | 17

material revenue and may adversely impact our end-user relationships, including OEMs. Significant delays in providing licenses to our technology or selling our electrolyte could have a material adverse effect on our business, prospects, results of operations, and financial condition.

We may not succeed in developing our electrolyte for commercialization or attracting customers. There is currently no commercial market for sulfide-based electrolytes and one may never emerge. Even if sulfide-based electrolytes are commercially adopted, we may not be able to effectively compete in any market.

Our electrolyte is in the development stage, and there is no established market for sulfide-based electrolyte. Our business plan contemplates that we will develop the necessary production capabilities to manufacture our electrolyte for sale to top tier battery manufacturers and OEMs that have determined to manufacture solid-state battery cells. Even if we are able to successfully develop our electrolyte for commercialization, our ability to sell it to customers will depend upon our or their success in developing battery cells which outperform those of traditional lithium-ion batteries. If battery manufacturers do not adopt sulfide-based cell architectures or if markets for solid-state battery cells and sulfide-based solid electrolytes do not develop in the time or to the level we anticipate, we may not be able to find customers to buy our electrolyte.

Even if sulfide-based electrolytes are commercially adopted, we may have to compete with established companies that may be better capitalized or have more experience, superior products, or stronger relationships with their suppliers and customers. Potential customers may be wary of unproven products or not be inclined to work with less established businesses, and large organizations, including many OEMs, may have significant purchasing power and leverage in negotiating contractual arrangements with us. In addition, large organizations often have lengthy sales cycles, which may increase the risk that we spend substantial time and resources on a customer that ultimately elects not to purchase our products. If we are unable to successfully sell commercial volumes of electrolyte, we may be unable to achieve our financial projections, we may not recoup the costs associated with scaling our production of our electrolyte, and our reputation and prospects may be adversely impacted, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

If our cells or electrolyte fail to perform as expected, our ability to develop, market, and license or sell our technology could be harmed.

Our cell architecture is inherently complex and incorporates technology and components that have not been used in commercial battery cell production. We anticipate that our research and development efforts will extend in an iterative process even beyond delivery of our cells to OEMs for validation or electrolyte to customers wishing to incorporate the material into their products. The continuous need to refine and optimize our products will require us to continue to perform extensive and costly research and development efforts. For example, we have learned, and may continue to learn, from these validation efforts that our cells contain defects or errors that cause the cells not to perform as expected or our electrolyte contains impurities or otherwise does not meet the quality or performance requirements of our customers. Fixing any such problems may require design changes or other research and development efforts, take significant time, and be costly. We cannot guarantee that we will be able to detect and fix any defects or errors. If our cells or electrolyte fail to perform as expected, we could lose licensing contracts and customers of our electrolyte.

In addition, because we have a limited frame of reference from which to evaluate the long-term performance of our electrolyte and cell designs, it is possible that issues or problems will arise once our technology has been deployed for a longer period. If our customers determine our technology does not perform as expected, they may delay deliveries, terminate further orders, or initiate product recalls, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

We have only conducted preliminary safety testing on our cells. Our cells will require additional and extensive safety testing prior to being installed in EVs.

To achieve acceptance by OEMs and be installed in commercially available EVs, our cells will have to undergo extensive safety testing in addition to the preliminary safety testing we have conducted. We cannot guarantee that such tests will be successful. We have identified, and may continue to identify, different or new safety performance issues during our cell development that have not been present previously. For example, during late 2023 and early 2024, a few EV cells we produced went into thermal runaway during testing. We are actively working to identify the root cause for these performance issues, but we cannot guarantee that we will successfully mitigate the problem. We have made, and will continue to make, cell design and manufacturing process changes to

Solid Power, Inc. | 2023 Form 10-K | 18

address performance issues, which may lead to delays to or suspension of research and development projects or commercialization and in turn have a material adverse effect on our business, prospects, results of operations, and financial condition.

We are seeking additional partners with which to collaborate in the development of our technology. Our inability to enter into development relationships with additional partners may impair our ability to control the timing of our development activities, generate licensing revenue, or sell our electrolyte.

We have entered into agreements with three key partners, BMW, Ford, and SK On. We are actively seeking additional partnerships with other OEMs or top tier battery manufacturers in an effort to diversify our development risk. However, the relationships we have with our existing partners and our partners’ rights under their respective agreements may deter other OEMs and battery manufacturers from working with us. If we are not successful in establishing partnerships with other OEMs or battery manufacturers, we will remain highly dependent upon our existing three partners. Because we generally cannot control the pace or extent of our partners’ collaborative efforts with us, the pacing of our efforts generally must align with that of each partner. As a result, a failure to diversify may prevent us from controlling the timing at which our technology matures to commercialization and harm our prospects.

If we do not succeed in developing solid-state battery cells for commercialization or meeting certain milestones under certain of our agreements within the required time frames, our partners may terminate the agreements.

We have entered into non-exclusive agreements, including with BMW, Ford, and SK On, to collaborate on the research and development of our cells. The terms of some of these agreements generally require us to continue our research and development of solid-state battery cells and component materials such that our products are capable of being deployed in EVs within the next few years. We cannot guarantee that we will be able to complete research and development in the time frame required by these agreements. If we do not meet these milestones, we may not receive the payments that would be due to us under these agreements and our partners may terminate their participation in the agreements without liability to us, which could adversely impact our reputation and prospects.

The non-exclusive nature of our agreements exposes us to the risk that our partners may elect to pursue other battery cell technologies.

Our OEM partners are motivated to develop and commercialize improved battery cell technologies. To that end, our partners have invested, and are likely to continue to invest in the future, in their own development efforts and, in certain cases, in agreements with our current and future competitors. If other technologies are developed more rapidly or are more efficient or effective than ours, our partners may elect to adopt and install a competitor’s cell technology or products over ours, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Our business depends on our ability to manage our relationships with existing and future partners, customers, suppliers, and contractors, and we may not succeed in managing these business relationships.

We rely on a number of third parties in connection with development of our technology and performance on our contracts. Our partners, customers, suppliers, and contractors may have economic, business, or legal interests or goals that are inconsistent with ours. As a result, it may be challenging for us to resolve issues that arise in respect of the performance of our contracts, including our agreements with our partners. Any significant disagreements with these third parties may impede our ability to maximize the benefits of our partnerships and perform our contractual obligations and may slow the commercial roll-out of our technology. For example, we plan to utilize one or more subcontractors for the design and installation of the SK On Line, and a failure by a subcontractor to satisfactorily and timely provide services could adversely impact our ability to fulfill our obligations under the Line Installation Agreement. In addition, if our counterparties are unable or unwilling to meet their economic or other obligations under our agreements, we may be required to fulfill those obligations alone, which could delay our research and development progress.

We have not reached any commercial agreement with our partners on economic terms for the licensing of cell technology or sale of electrolyte. As a result, our projections of revenue and other financial results are uncertain.

Our agreements provide a framework for our cooperation with our partners, and certain of these agreements contemplate that we will enter into additional arrangements with our partners for the purchase and pricing of electrolyte materials for integration into our cell design, as well as licensing our cell technology to cell producers. We have not reached agreement on key commercial terms

Solid Power, Inc. | 2023 Form 10-K | 19

for the licensing of our cell technology or sale of our electrolyte with any of these partners, and the structure for realizing the monetary value of our products is unknown. We cannot guarantee that we will be able to agree with our partners on key commercial terms or that any terms will be financially beneficial for us.

The terms of certain agreements permit our partners to share in the intellectual property developed through the research and development efforts under their respective agreements. In certain circumstances, our ability to share developments gained through the course of performance of a particular agreement with our other partners may be limited, and our partners may be able to exploit certain of the intellectual property developed under their respective agreements in ways that are detrimental to us.

Certain of our agreements provide that, among other things, (i) any intellectual property jointly developed will be owned by both parties, with each party having the right to license that intellectual property to third parties in connection with the development of such party’s products, (ii) each party retains sole ownership of previously or independently developed intellectual property, and (iii) the partner receives a license to our solely developed intellectual property under the agreement for use in the partner’s products. To the extent that a development we make jointly with one of our partners involves such partner’s previously developed intellectual property, we may not be able to use any information gleaned in the course of performance under the agreement with such partner in performance of our other partners’ agreements, which could prevent us from scaling the development or deploying it in work with all of our partners. We cannot guarantee that we will maintain the access we need to our partners’ intellectual property, any jointly developed intellectual property will be adequately protected, or our partners will not seek to capitalize on jointly developed intellectual property for their sole benefit to the extent permitted by our agreements with them, such as through licensing agreements or other contractual arrangements they may enter with third parties that do not benefit us. Further, in certain of our agreements, we have agreed that our partners would receive certain rights to our intellectual property in certain circumstances, including if we were to fail to perform under commercial agreements that we may enter into in the future or otherwise abandon our business following the execution of such commercial agreements. If those provisions are triggered, certain of our partners may receive perpetual, irrevocable, royalty-free licenses to portions of our intellectual property, which may limit the profitability and competitive advantage offered by our intellectual property and adversely impact our revenue.

We are subject to risks relating to production scale manufacturing of our cells through partners in the long term.

Our business plan contemplates that top tier battery cell suppliers and OEMs will manufacture our cell designs pursuant to licensing agreements with us. A component of our plan is to develop our products in such a way as to enable our manufacturing partners to utilize existing lithium-ion cell manufacturing processes and equipment. While we believe our development of a manufacturing process compatible with existing lithium-ion cell manufacturing lines provides significant competitive advantages, modifying or constructing these lines for production of our products could be more complicated or present significant challenges to our manufacturing partners that we do not currently anticipate. As with any large-scale capital project, any modification or construction of this nature could be subject to delays, cost overruns, or other complications. Any failure to commence commercial production on schedule would likely lead to additional costs and could delay our ability to generate meaningful revenues. In addition, any such delay could diminish any “first mover” advantage we aim to attain, prevent us from gaining the confidence of OEMs, and open the door to increased competition. Any of the foregoing could hinder our ability to successfully grow our business and achieve a competitive position in the market.

Collaboration with third parties to manufacture our cell designs reduces our level of control over the manufacturing process. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints. There is risk of potential disputes with partners, which could stop or slow cell production, and we could be impacted by adverse publicity related to our partners, whether or not such publicity is related to such partner’s collaboration with us. In addition, we cannot guarantee that our suppliers will not deviate from agreed-upon quality standards. Further, any partnerships with international third-party cell manufacturers or OEMs could expose us to the political, legal, and economic risks impacting the regions in which our partners’ manufacturing facilities are located, further reducing our control over the production process as we scale manufacturing.

We may be unable to enter into agreements with cell manufacturers on terms and conditions acceptable to us and, therefore, we may need to contract with other third parties or create our own commercial production capacity. We may not be able to engage other third parties or establish or expand our own production capacity to meet our needs on acceptable terms or at all, and the expense and time required to adequately complete any transition or expansion may be greater than anticipated, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Solid Power, Inc. | 2023 Form 10-K | 20

We are subject to risks relating to the construction and development of facilities for our short-term research and development and long-term production requirements.

Our business plan contemplates that we will construct additional facilities for research and development and commercial electrolyte manufacturing. In the near term, we are working to expand our electrolyte material production capabilities at our existing facilities. In the long term, and in connection with potential supply agreements, we will need to construct facilities to produce commercial volumes of our electrolyte. We have not secured a location or obtained the necessary licenses, approvals, permits, or consents for commercial-level electrolyte manufacturing facilities. In connection with constructing these facilities, we will need to identify and acquire the land or obtain leases for suitable locations that are appropriately zoned for activities involving hazardous materials, which will limit where we are able to locate our facilities and may require us to pay a premium for any such real estate. If we fail to do so, or otherwise encounter delays or lose necessary licenses, approvals, permits, consents, or commercial agreements, we could face delays or terminations of construction or development activities. If our planned facilities do not become operable on schedule, or at all, or become inoperable, production of our electrolyte and our business will be harmed.

We rely heavily on complex equipment for our operations, and the production of our technology involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We rely heavily on complex equipment for our operations and the production of our cells and electrolyte. Integrating this equipment into the production of our cells and electrolyte is time intensive and requires us to work closely with the equipment providers to ensure that it works properly with our technology. This integration involves a degree of uncertainty and risk and may result in the delay in the scaling up of production or cause us to incur additional costs.

Our current manufacturing facilities require, and we expect that our future manufacturing facilities will require, large-scale machinery. Such machinery may unexpectedly malfunction and require repairs and spare parts to resume operations, which may not be available when needed. Because we do not maintain any redundancies in our research and development facilities, unexpected malfunctions of our production equipment may significantly affect our operational efficiency. In addition, because this equipment has not historically been used to build solid-state battery cells or produce sulfide-based solid electrolytes, the operational performance and costs associated with this equipment is difficult to predict and may be influenced by factors outside of our control, such as failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us; environmental hazards and associated costs of remediation; difficulty or delays in obtaining governmental permits; damages or defects in systems; industrial accidents; and fires, seismic activity, and other natural disasters.

Problems with our manufacturing equipment could result in it not performing to our expectations, the personal injury to or death of workers, loss of production equipment, damage to our manufacturing facilities, monetary losses, delays, unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Substantial increases in the prices for our raw materials and components, some of which are obtained from a limited number of sources where demand may exceed supply, could materially and adversely affect our business.

We rely on third-party suppliers for materials, components, and equipment necessary to develop cells and produce electrolyte, including key supplies, such as Li2S, NMC, silicon, lithium metal foil, and manufacturing tools. We face risks relating to the timely availability, adequate quality, and consistency of these materials and components, including that we will be subject to demand shortages and supply chain challenges and generally may not have sufficient purchasing power to eliminate the risk of price increases for the raw materials and tools we need. Further, certain materials and components, including Li2S, are not currently produced at a scale we believe necessary to support our proposed commercial operations. If we are unable to enter into commercial agreements with our current suppliers or our replacement suppliers on favorable terms, or these suppliers experience difficulties meeting our requirements, the development and commercial progression of our technology may be delayed.

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

Solid Power, Inc. | 2023 Form 10-K | 21

Any disruption in the supply of materials, components, or equipment could temporarily disrupt our research and development activities or production of our cells or electrolyte until we obtain the required material. For example, in 2023, we received lower-quality NMC from one of our suppliers, which caused delays in cell production and affected the performance of our cells. Changes in business conditions, unforeseen circumstances, governmental changes, transportation disruptions, and other factors beyond our control or which we do not currently anticipate could also affect our suppliers’ ability to deliver components or equipment to us on a timely basis. Currency fluctuations, trade barriers, tariffs, or shortages and other general economic or political conditions may limit our ability to obtain key materials, components, and equipment for our cells or electrolyte or significantly increase freight charges, raw material costs, and other expenses associated with our business.

We may be unable to adequately control the costs associated with our operations and the components necessary to develop our technology.

We require significant capital to develop our technology and expect to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales, and distribution as we build our brand and market our technology and general and administrative costs as we scale our operations. Our ability to become profitable in the future will depend on our ability to successfully develop and market our electrolyte and cells as well as our ability to control our costs. If we are unable to efficiently design, appropriately price, and sell and distribute our technology, our anticipated margins, profitability, and prospects would be adversely impacted.

If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.

Our success depends on our ability to attract and retain our executive officers, key employees, and other qualified personnel, and our operations could be severely disrupted if we lost their services. We continue to be highly dependent on the services of our executive officers and other senior technical and management personnel who would be difficult to replace. As we build our brand and become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. If key personnel were to depart, we may not be able to successfully attract and retain the personnel necessary to grow our business. Departures of key executives may also result in stockholder uncertainty and cause the price of our common stock and Warrants to decline. Further, competition for qualified personnel can be intense, and our ability to attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract and retain qualified personnel in the future, and our failure to do so could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Accidents and severe weather conditions, natural disasters, or other catastrophic events could adversely impact our facilities and operations.

Some of our operations involve the manufacture and handling of a variety of explosive and flammable materials, and our research and development activities expose our employees to a number of potential occupational hazards. Among other things, we could experience leaks and ruptures, explosions, fires, transportation accidents involving our products, chemical spills, other discharges or releases of toxic or hazardous substances or gases, and other environmental and workplace safety incidents. For example, our employees could be exposed to toxic hydrogen sulfide as a result of the components we use being exposed to moisture, which could harm our employees, slow or stop production, and result in litigation, fines, increased insurance premiums, and workers’ compensation claims.

Severe weather conditions, natural disasters, and other natural events, such as floods, fires, earthquakes, typhoons, and health pandemics, such as the COVID-19 pandemic, could also affect our facilities and operations. For example, our facilities are located in a region which is affected by fires. In December 2021, the Marshall fire destroyed a significant number of buildings and disrupted a number of businesses in the Louisville, Colorado area. Further, our facilities and operations could also be adversely impacted by other events outside of our control, including power loss, telecommunications failures, cyberattacks, wars, riots, break-ins, and terrorist attacks. Damage to our facilities or disruption of our operations could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Further, we cannot guarantee that associated losses, claims, or liabilities will be covered by our insurance or any rights of indemnity or contribution that we have against others. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or in sufficient amounts to cover all of our potential losses. A loss that is uninsured or which exceeds policy limits could require us to pay substantial amounts, which could have a material adverse effect on our business, prospects, results of operation, and financial condition.

Solid Power, Inc. | 2023 Form 10-K | 22

A global pandemic (e.g., COVID-19) and associated responses could disrupt our business and operations.

A global pandemic could have significant impact on economic activity and markets throughout the world. For example, the impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, created significant volatility in the global economy and led to reduced economic activity. Governmental authorities may implement measures in an attempt to contain a virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns, which may disrupt supply chains and impact our ability to continue our operations. Various aspects of our business cannot be conducted remotely, including many aspects of the research and development and manufacturing of our products.

The extent to which a future pandemic impacts our business, prospects, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration and spread of the pandemic, its severity, the actions taken to contain the virus or address its impact, the impact on us and our partners, contractors, suppliers, and customers, and how quickly and to what extent normal economic and operating activities can resume.

Risks Related to Industry and Market Trends

The battery cell market continues to evolve and is highly competitive, and we may not be successful in competing in this market or establishing and maintaining confidence in our long-term prospects among current and future partners and customers.

The battery cell market in which we compete continues to evolve and is highly competitive. To date, we have focused our efforts on our solid-state battery cell technology, a promising alternative to conventional lithium-ion battery cell technology. However, lithium-ion battery cell technology has been widely adopted, and our current competitors have, and future competitors may have, greater resources than we do and may be able to devote greater resources to the development of their current and future technologies. These competitors may also have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, traditional lithium-ion battery manufacturers may continue to reduce cost and expand supply of conventional batteries and, therefore, adversely impact our prospects and ability to sell our products at market-competitive prices with sufficient margins.

Many OEMs are researching and investing in solid-state battery cell efforts and, in some cases, in battery cell development and production. We do not have exclusive relationships with any OEM to provide their future battery cell technologies, and investments made by these OEMs may result in technological advances earlier than, or superior in certain respect to, the technology we are developing. There are a number of companies seeking to develop alternative approaches to solid-state battery cell technology. We expect competition in battery cell technology and EVs to intensify due to increased demand for these vehicles and a regulatory push for EVs, continuing globalization, and consolidation in the worldwide automotive industry. As new companies and larger, existing vehicle and battery manufacturers enter the solid-state battery cell space, we may lose any perceived or actual technological advantage we may have in the marketplace and suffer a decline in our market position.

The battery industry also competes with other emerging or evolving technologies, such as natural gas, advanced diesel, and hydrogen-based fuel cell powered vehicles. Developments in alternative technologies or improvements in battery technologies made by competitors may adversely impact the sales, pricing, and gross margins of our products. As technologies change, we will attempt to upgrade or adapt our products to continue to provide products with the latest technology. However, our products may become obsolete or our research and development efforts may not be sufficient to adapt to changes in or to create the necessary technology to effectively compete. If we are unable to keep up with competitive developments, including if competing technologies achieve lower prices or other emerging technologies enjoy greater policy support, our competitive position and growth prospects may be harmed. Similarly, if we fail to accurately predict and ensure that our solid-state battery cell technology addresses customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our cells, our business will be harmed.

We must continue to commit significant resources to developing our technology in order to establish a competitive position, and these commitments must be made without knowing whether our investments will result in products customers will accept. We cannot guarantee that we will successfully identify customer requirements and develop and bring our cell technology or electrolyte to market on a timely basis, or that products and technologies developed by others will not render our cells or electrolyte obsolete or noncompetitive, any one of which could have a material adverse effect on our business, prospects, results of operation, and financial condition.

Solid Power, Inc. | 2023 Form 10-K | 23

In addition, OEMs and other customers may be less likely to license our cell designs and/or incorporate our electrolyte if they are not convinced that our business will succeed in the long term. Similarly, suppliers and other third parties may be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed in the long term. Accordingly, in order to build and maintain our business, we must instill and maintain confidence among current and future partners, customers, suppliers, analysts, ratings agencies, and other parties in our long-term financial viability and prospects. Maintaining such confidence may be complicated by certain factors, including those that are largely outside of our control, such as:

●	our limited operating history;
●	market unfamiliarity with our products;
●	delays in or impediments to completing or achieving our research and development goals;
●	unexpected costs that OEM and other potential partners may be required to incur to scale manufacturing, delivery, and service operations to meet demand for EVs containing our technology or products;
●	competition and uncertainty regarding the future of EVs;
●	the development and adoption of competing technologies that are less expensive and/or more effective than our products; and
●	our eventual production and sales performance compared with market expectations.

Our future growth and success are dependent upon consumers’ willingness to adopt EVs.

Our growth and future demand for our products are highly dependent upon the adoption by consumers of alternative fuel vehicles in general and EVs in particular. The market for new energy vehicles is still rapidly evolving, characterized by changing technologies, competitive pricing and factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. If the market for EVs in general does not develop as expected, or develops more slowly than expected, our business, prospects, results of operation, and financial condition could be materially and aversely affected.

We may not be able to accurately estimate future demand for our technology, which could result in a variety of inefficiencies in our business, hinder our ability to generate revenue, and cause us to incur additional costs or experience delays.

It is difficult to predict future demand for our technology and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our suppliers prior to the scheduled delivery of products to our customers. Currently, there is no historical basis for making judgments on the demand for our technology or our ability to develop, manufacture, and deliver our products. If we overestimate our requirements, our suppliers may have excess inventory, which could indirectly increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms, and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of our products to our customers could be delayed, which could have a material adverse effect on our business, prospects, results of operation, and financial condition.

Solid Power, Inc. | 2023 Form 10-K | 24

Risks Related to Intellectual Property

We rely heavily on owned and exclusively-licensed intellectual property, including patent rights, trade secrets, copyrights, trademarks, and know-how, and we may be unable to protect and maintain access to these intellectual property rights.

Our success depends on our ability to protect and maintain our intellectual property rights, and we may not be able to prevent unauthorized use of our owned and exclusively-licensed intellectual property. We rely on a combination of the intellectual property protections afforded by patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain, and enforce rights and competitive advantage in our technology. In addition, we seek to protect our intellectual property rights through non-disclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our intellectual property rights, third parties, including our vendors, partners, customers, and consultants, have and may in the future attempt to copy or otherwise obtain and use our intellectual property without our consent or may decline to license or defend necessary intellectual property rights to us on terms favorable to our business. In addition, our technology and intellectual property may be subject to theft or compromise via more indirect routes. For example, our products or components thereof may be reverse engineered by partners, customers, or other third parties, which could result in infringement of our patents or theft of our know-how or trade secrets.

Detecting and addressing unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could require involvement of the licensor, be time-consuming and expensive, and divert management’s attention. Additionally, existing intellectual property laws and contractual remedies may not provide the protection needed to safeguard our intellectual property. For example, a significant portion of our patent rights have been obtained through exclusive licenses. Because we do not own those patent rights, we have less control over their maintenance and enforcement, which may limit our ability to maintain any competitive advantage those patent rights provide. Failure to adequately protect our owned and exclusively-licensed intellectual property may result in our competitors using our intellectual property to offer products, loss of our competitive advantage, and harm to our reputation and could have a material adverse effect on our business, prospects, results of operations, and financial condition.

There are risks to our intellectual property based on our international business operations.

Patent, copyright, trademark, and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as the United States, and our intellectual property rights may not be as strong or as easily enforced outside of the United States. Efforts to protect against the unauthorized use of our intellectual property outside of the United States may be unsuccessful. Our international business operations may also expose us to material risks of theft of our technology and other intellectual property, including technical data, business processes, production processes, formulas, data sets, or other sensitive information. Conducting business in certain jurisdictions, housing our technology and other intellectual property abroad, and licensing our technology to foreign partners may increase our exposure to these risks.

Our patent applications may not result in issued patents, and our patent rights may be contested, circumvented, invalidated, or limited in scope.

Our patent portfolio includes patent applications. If our patent applications do not result in issued patents, the disclosures in those applications would become available to the public and we may be unable to prevent others from commercially exploiting products similar to ours. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. As a result, we cannot be certain that our patent applications will result in patents being issued or that our patents, and any patents that may be issued to us, will afford us adequate protection against competitors with similar technology. Others have numerous patents and pending patent applications in the same fields as our technology and may claim priority, which could prevent us from obtaining a particular patent. Our existing patents and patent applications, including those we have exclusively licensed, could be challenged on the basis that they are otherwise invalid or unenforceable. Patent applications filed in foreign countries may be subject to laws, rules, and procedures that differ from those of the United States, and we cannot guarantee that foreign patent applications related to issued U.S. patents will be issued.

Solid Power, Inc. | 2023 Form 10-K | 25

We have not performed exhaustive searches or analyses of the intellectual property landscape of the battery industry and cannot guarantee that our technology, or its ultimate integration into EVs, does not infringe intellectual property rights of third parties. We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and cause us to incur substantial costs.

Others, including our competitors, may hold or obtain intellectual property rights that would prevent, limit, or interfere with our ability to make, use, develop, sell, license, lease, or market our technology or products. From time to time, we may receive inquiries from third parties relating to whether we are infringing their intellectual property rights and third parties may seek court declarations that they are not infringing upon our intellectual property rights. The defense of infringement claims may divert management’s attention, and we may incur significant expenses in addressing these matters. If we are determined to have infringed upon a third party’s intellectual property rights, we may be required to:

•	cease selling, leasing, incorporating, or using products that incorporate the challenged intellectual property;
•	pay substantial damages;
•	materially alter our research and development activities and proposed production processes;
•	obtain a license from the holder of the intellectual property right, which may not be available on commercially reasonable terms or at all; or
•	redesign our cells at significant expense.

We license patents and other intellectual property from third parties and may face claims that our use of this intellectual property infringes the rights of others. In such cases, we may seek indemnification from our licensors as permitted by our license agreements, but our rights to indemnification may depend on a number of factors, such as our use of the technology and whether we choose to retain control over conduct of the litigation. If our rights to indemnification are unavailable or insufficient to cover our costs and losses, future infringement claims could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Risks Related to Our Limited Operating History

Our business plan has yet to be tested, and we may not succeed in executing on our strategic plans, including commercialization.

As a research and development stage company, we face a number of difficulties normally encountered by new enterprises, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations, and undertaking marketing activities. The likelihood of our success must be considered in light of these difficulties and the competitive environment in which we operate. There is nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital, or operate profitably. We will continue to encounter challenges frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties, or delays in connection with our growth. In addition, as a result of the capital requirements of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or we adjust our estimates in future periods, our business, prospects, results of operations, and financial condition could be materially and adversely affected. Furthermore, our financial performance in one period may not be indicative of financial performance in future periods.

We are a research and development stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred an operating loss of approximately $88.9 million for the year ended December 31, 2023 and an accumulated deficit of approximately $82.9 million from our inception in 2012 through December 31, 2023. We believe that we will continue to

Solid Power, Inc. | 2023 Form 10-K | 26

incur operating losses each quarter until the significant production of our cell designs or sale of our electrolyte begins. Development in materials sciences is not linear, and the pace of our efforts will depend in significant part on the level of engagement and extent of resources devoted to these efforts by our partners, making it difficult to predict when we will begin to recognize material revenues from our technology.

The rate at which we will incur losses may be significantly higher in future periods as we, among other things, continue to incur significant expenses in connection with the design, development, and manufacturing of our technology; expand our research and development activities; invest in additional research and development and manufacturing facilities and capabilities; build up inventories of raw materials and other components; commence sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

We may require additional capital to support business growth, and this capital might not be available on commercially reasonable terms or at all.

Our expectations regarding our capital needs are dynamic, changing, and subject to various risks and uncertainties, including those described herein. For example, our budgets assume, among other things, that our development timeline progresses as planned and our corresponding expenditures are consistent with current expectations, but our timeline and expectations been derived based on discussions with our key partners only and do not factor in the possibility of additional partnerships. Further, our capital expenditures and operating and development requirements have increased materially as we accelerate our research and development efforts, scale up production operations with our partners, and incur expenses as a public company, including insurance, financial reporting, legal, and audit costs. As we continue our progress toward commercialization, we expect that our operating expenses will increase substantially.

We may need additional capital before we recognize material revenues, which may not be available on commercially reasonable terms or at all. As a result, we may need to access the debt and equity capital markets to obtain additional financing in the future. Our ability to obtain additional financing will be subject to a number of factors, including:

●	market conditions;
●	the level of success we have experienced with our research and development programs;
●	our operating performance;
●	investor sentiment; and
●	our ability to incur additional debt in compliance with any agreements governing our then-outstanding debt.

These factors may make the timing, amount, terms, or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our then-issued and -outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to generate sufficient funds from operations or raise additional capital, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

If we fail to effectively manage our future growth, we may not be able to market and license the technology and know-how to manufacture our cells or sell our electrolyte.

We intend to use our cash on hand to expand our operations significantly, with a view toward accelerating our research and development activities and positioning our company for potential commercialization of our technology. In connection with these efforts, we anticipate hiring, retaining, and training personnel; establishing manufacturing plants and other facilities; and implementing administrative infrastructure, systems, and processes. That said, our management team has considerable discretion in the application of the funds available to us. We may invest these funds in a manner that does not improve our ability to market and license the technology and know-how to manufacture our cells or sell our electrolyte and ultimately results in a significant, or any,

Solid Power, Inc. | 2023 Form 10-K | 27

return for our stockholders. In addition, pending their use, we may invest our cash on hand in a manner that does not produce income or that loses value. Failure to effectively manage our growth could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Our management team has limited experience in operating a public company.

Our management team has limited experience in the management of a public company and may not successfully or effectively manage being a public company subject to significant regulatory oversight and reporting obligations under federal securities laws. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the policies, practices, or internal controls over financial reporting required of public companies in the United States. As a result, we may be required to pay higher outside legal, accounting, or consulting costs than our competitors, and our management team members may have to devote a higher proportion of their time to issues relating to compliance with the laws applicable to public companies, either of which could put us at a disadvantage relative to our competitors.

We may not succeed in establishing, maintaining, and strengthening our brand, which could adversely impact customer acceptance of our technology.

Our business and prospects depend on our ability to develop, maintain, and strengthen our brand. The battery industry is intensely competitive, and we may not be successful in building, maintaining, and strengthening our brand. Our current and potential competitors, including many cell manufacturers and OEMs around the world, have greater name recognition, broader customer relationships, and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, we may lose the opportunity to build a critical mass of customers, which could adversely impact customer acceptance of our technology and have a material adverse effect on our business, prospects, results of operations, and financial condition.

Risks Related to Finance and Accounting

Incorrect estimates or assumptions by management in the preparation of our consolidated financial statements could adversely impact our reported assets, liabilities, income, revenue, or expenses.

The preparation of our consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, income, and expenses during the reporting periods. Incorrect estimates and assumptions by management could result in reported amounts that are overstated or understated and have a material adverse effect on our business, prospects, results of operations, and financial condition.

Our business could also be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting as required by SOX.

Pursuant to Section 404 of SOX, we are required to conduct annual assessments on the effectiveness of our internal control over financial reporting. These assessments require disclosure of any material weaknesses identified in our internal control over financial reporting, and we may not always be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective.

During the course of our review and testing, we may identify deficiencies, including material weaknesses, and be unable to remediate them before we must provide required reports. If we identify one or more material weaknesses, stockholders may lose confidence in the reliability of our financial statements and the price of our common stock and Warrants may decline. The existence of a material weakness could also limit our ability to prevent or detect a misstatement of our accounts or disclosures, which could result in a material misstatement of our consolidated financial statements. We cannot guarantee that efforts to remediate a material weakness will ultimately have the intended effects to permit us to timely file our quarterly and annual reports with the SEC, and we may become subject to litigation or investigations by the SEC or other regulatory authorities. If we are unable to timely file periodic reports or maintain compliance with applicable stock exchange listing requirements, stockholders may lose confidence in our financial reporting, the price of our common stock and Warrants may decline, our common stock and Warrants may be subject to delisting, and we may become subject to litigation or investigations by the SEC or other regulatory authorities. We cannot guarantee that the measures we take will be sufficient to avoid potential future deficiencies or material weaknesses.

Solid Power, Inc. | 2023 Form 10-K | 28

We incur significant expenses and administrative burdens as a public company.

As a public company, we are subject to the reporting requirements of the Exchange Act, SOX, stock exchange listing requirements, and other applicable securities rules and regulations. These rules and regulations require us to incur significant legal, accounting, and financial compliance costs. In addition, advocacy efforts by stockholders and third parties may prompt additional governance and reporting requirements. Our management team and other personnel devote a substantial amount of time to compliance initiatives. Our compliance efforts may not be successful and may divert management’s attention from other business concerns and harm our business, financial condition, and results of operations.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely impact our liquidity and financial performance.

We maintain domestic cash deposits in Federal Deposit Insurance Corporation, or FDIC, insured banks that exceed the FDIC insurance limits. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. Bank failures; events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions; or concerns or rumors about such events may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. We cannot guarantee that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks or government institutions or by acquisition in the event of a failure or liquidity crisis.

Our ability to utilize any net operating losses or tax credit carryforwards to offset taxable income may be subject to certain limitations.

Section 382 of the Internal Revenue Code limits the ability of a corporation that undergoes an “ownership change” to use its pre-change net operating losses to offset future taxable income. An “ownership change” generally means a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may be subject to these limitations on our ability to utilize our net operating losses and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change.

Changes in tax law or regulations could suspend the use of net operating losses or tax credits, possibly with retroactive effect. As a result, if we earn net taxable income, we could be unable or limited in our ability to use net operating losses and other tax attributes to offset such taxable income, which could result in increased future income tax liabilities. Similar provisions of state tax law may also limit our use of accumulated state tax attributes.

Solid Power, Inc. | 2023 Form 10-K | 29

Risks Related to Legal and Regulatory Compliance

Future litigation, regulatory actions, or government investigations and inquiries may lead us to incur significant costs or harm our reputation.

From time to time, we may become involved in significant litigation, regulatory actions, or government investigations and inquiries as well as legal proceedings and investigations arising in the normal course of business, such as commercial or contractual disputes; warranty claims; disputes with potential customers, former employees, and suppliers; intellectual property matters; personal injury claims; environmental issues; tax matters; and employment matters. Further, if we are successful in our commercialization efforts, we may become subject to product liability claims if our products do not perform as expected or malfunction.

The defense of lawsuits, regulatory actions, or government investigations and inquiries may divert our management’s attention, and we may incur significant expenses in addressing these matters. In the future, we may be required to pay damages or settlements or become subject to injunctions or other equitable remedies, and such claims or liabilities may not be covered by our insurance or by any rights of indemnity or contribution that we have against others. Although we maintain insurance in amounts we believe to be adequate, we may incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. The outcome of litigation, regulatory actions, and government investigations and inquiries is often difficult to predict, and future litigation, regulatory actions, or government investigations and inquiries could have a material adverse effect on our business, prospects, results of operations, and financial condition. Additionally, even if unsuccessful, a lawsuit, regulatory action, or government investigation could generate substantial negative publicity about our technology and business, inhibit commercialization of our products, and impede our ability to secure additional insurance coverage on commercially acceptable terms or at reasonable costs, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

We are subject to substantial regulation, and changes to, or failure by us to comply with, these regulations could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Our technology is subject to substantial regulation under international, federal, state, and local laws, including export control laws and other trade regulations, and we incur significant costs in complying with these regulations as we develop and work to commercialize our technology. The U.S. government has made and continues to make significant changes in U.S. trade policy and has taken certain actions that could adversely impact U.S. trade, including imposing tariffs on certain goods imported into the United States, increasing scrutiny on foreign direct investment, and modifying export control laws applicable to certain technologies. In retaliation, other countries have implemented, and continue to evaluate, additional trade controls on a wide range of U.S. products and companies. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners could result in a global economic slowdown and changes to global trade. Compliance with, and monitoring of, applicable regulations may be difficult, time-consuming, and costly. The nature and extent of any changes in regulations, and their impact on our business, may be unpredictable, and certain of our competitors may be better suited to withstand or react to these changes. Any changes in the laws and regulations to which we or our partners, contractors, suppliers, or customers are subject, or any changes in enforcement, administration, or interpretation of such laws or regulations, could interfere have a material adverse effect on our business, prospects, results of operations, and financial condition.

We are also subject to laws affecting our operations outside of the United States, including anti-bribery laws, anti-corruption laws, anti-money laundering, and export control laws. For example, our products — including our cells and related technology — are or may in the future be subject to trade and export control laws and regulations in the United States and other jurisdictions where we do business. As a result, an export license may be required to export or re-export our products and technology to certain countries or end-users or for certain end-uses or such export, re-export, or end uses may be prohibited. Obtaining the necessary export license for a particular sale or offering may not be possible or may be time-consuming and may result in the delay or loss of sales opportunities. Additionally, the FCPA prohibits bribery of foreign public officials, government employees, and political parties and requires public companies in the United States to keep books and records that accurately and fairly reflect their transactions. We may leverage third parties to sell our products and conduct our business abroad, and we or such third parties may interact with officials and employees of government agencies or state-owned or -affiliated entities. Regulators in the United States and a number of other countries have expanded their focus on enforcement of anti-bribery, anti-corruption, and export control laws in recent years. While we have implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and other applicable anti-bribery, anti-corruption, anti-money laundering, and export control laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, significant fines, profit disgorgement, injunctions on future conduct, securities litigation, suspension or disbarment

Solid Power, Inc. | 2023 Form 10-K | 30

from government contracts, and loss of export privileges, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition. Responding to any investigation or action may also divert our management’s attention, and we may incur significant expenses in defending an investigation or action.

Additionally, we and our partners, contractors, suppliers, and customers are subject to numerous international, federal, state, and local environmental health and safety laws and regulations that may require us or our partners, contractors, suppliers, or customers to obtain permits; comply with procedures or restrictions; or incur significant capital, operating, and other costs associated with compliance. For example, our manufacturing process creates regulated air emissions, and we are required to utilize emissions control technology as a result. Our facilities are also subject to environmental permitting requirements, and permitting agencies with discretionary authority may refuse to issue required permits or impose costly permit conditions. Such actions could increase the cost, or lengthen the timeline, of developing additional manufacturing facilities. Future changes in permitted uses or conflicts with non-governmental organizations regarding the use of land for our manufacturing facilities could delay or prevent us from building additional research and development and manufacturing facilities, which could have a material adverse effect on our business, prospects, results of operations, and financial condition. Further, we rely on third-party contractors to ensure compliance with certain laws and regulations, including those relating to the disposal of wastes. If we are unable to secure contractors for key supply chain and disposal services, we could incur increased costs for compliance with environmental health and safety laws and regulations. Any determination that we or our contractors have violated these laws and regulations could subject us to, among other things, civil and criminal penalties, other liabilities under such laws and regulations, and liabilities for any impacts to human health or natural resources, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

We may be adversely impacted by a disruption or failure of our information technology infrastructure, data security breach, or failure to comply with privacy laws.

Our information technology infrastructure is critically important to our business operations. We rely heavily on a host of computer software and hardware systems, including our financial, accounting, and other data processing systems and the systems of third-party service providers. These information technology systems, many of which are managed by third parties or used in connection with shared service centers, may be susceptible to damage, disruptions, or shutdowns due to factors outside of our control, such as failures during the process of upgrading or replacing software, databases, or components thereof; maintenance or security issues or errors; issues with migration of applications to the “cloud;” power outages; hardware or software failures; cyberattacks and other cyber incidents; telecommunication failures; denial of service; user errors; or natural disasters, terrorist attacks, or other catastrophic events. Some of our information technology systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities.

We and our third-party service providers face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our and their information technology infrastructure. Cyberattack techniques change often, may not immediately be recognized, and can originate from a wide variety of sources. There has been an increase in the frequency, sophistication, and ingenuity of the data security threats we and our service providers face. We have experienced threats to our data and systems, and existing measures may not prevent or limit the impact of a future incident. Any unauthorized access to or acquisition of data belonging to us or our partners, contractors, suppliers, customers, or employees could result in loss or theft of confidential information or intellectual property, financial loss or misappropriation of funds, a disruption of our business, damage to our reputation and competitive position, and exposure to regulatory intervention and fines, and other liability, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition. Additionally, if our partners, contractors, suppliers, and customers experience a breach or system failure, their business could be disrupted, which could result in a disruption in our supply chain or our research and development activities.

We incur significant costs in building and maintaining our information technology infrastructure; protecting against or remediating breaches, incidents, and disruptions; and monitoring and complying with evolving and complex data privacy regulations, which costs may increase over time. We are subject to a variety of laws and regulations regarding privacy, data protection, and data security, and many jurisdictions require companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. We may expend significant resources to notify third parties of a breach, and our insurance coverage may not be sufficient to cover claims or liabilities related to a breach or incident. Further, we may be unable to comply with changes in data privacy regulations in the necessary timeframe or at reasonable cost, and any failure or alleged or perceived failure to comply with applicable data privacy regulations could result in regulatory investigations and proceedings, fines and other liability, and damage to our reputation.

Solid Power, Inc. | 2023 Form 10-K | 31

We rely on government contracts and grants for a substantial portion of our revenue and to partially fund our research and development activities, and such contracts and grants are subject to a number of uncertainties, challenges, and risks.

We currently rely on government contracts and grants for a substantial portion of our revenue and to partially fund our research and development activities. Obtaining grant funding and selling to government entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance of success. Awards of contracts and grants may be subject to appeals, disputes, or litigation, and funding reductions or delays could adversely impact public sector demand for our technology. Further, government contracts often contain provisions and are subject to laws and regulations that provide government customers with additional rights and remedies not typically found in commercial contracts. For example, government customers may terminate existing contracts for convenience, with short notice, and without cause. Government contracts may also require work to be performed or products to be manufactured in a particular jurisdiction, include preferential pricing terms, or require us to obtain special certifications. If such certification requirements change or we fail to timely achieve or maintain compliance with applicable requirements, we may be at a competitive disadvantage and disqualified from selling our technology to government or quasi-government entities.

As a government contractor or subcontractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and grants, which may impose added costs on our business. Any failure to comply with such laws, regulations, and provisions could lead to claims for damages from our partners, contract price adjustments or refunds, civil or criminal penalties, termination of contract, suspension or debarment from obtaining government contracts and grants, or non-ordinary course audits and internal investigations, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

In addition to government contracts and grants, we benefit from certain government subsidies and economic incentives, including tax credits, rebates, and other incentives, that support the development and adoption of clean energy technology. We cannot guarantee that government grants, subsidies, and incentives will be available to us at the same or comparable levels in the future. Any reduction, elimination, or discriminatory application of these grants, subsidies, or incentives may require us to seek additional financing, which may not be obtainable on commercially attractive terms or at all, and may diminish the competitiveness of the battery industry generally or our technology in particular. Any change in our ability to secure these grants, subsidies, and incentives could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Changes in relevant tax laws or regulations, an adverse interpretation of these items by tax authorities, or changes to our obligations as a result of expanded business operations could adversely impact our effective tax rate and tax liability.

We are subject to income, withholding, and other tax obligations in the United States and the Republic of Korea and may become subject to taxation in additional international, state, and local jurisdictions with respect to income, operations, and subsidiaries related to those jurisdictions. Our future effective tax rates may fluctuate widely. Our effective tax rate in a given financial reporting period may be materially impacted by a variety of factors, such as the composition of operating income by tax jurisdiction; changes in deferred tax assets and liabilities, application of accounting and tax standard, and our pre-tax operating results; and new or revised tax legislation.

Additionally, we record tax expense based on our estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit or examination by various taxing jurisdictions, and the results of these audits, examinations, and negotiations with taxing authorities may affect the ultimate settlement of these issues. Increases in our effective tax rate and tax liability could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Risks Related to our Common Stock and the Warrants

The price of our common stock and Warrants could be adversely impacted by sales of substantial amounts of our common stock or Warrants in the public market or the perception that such sales could occur.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the price of our common stock and Warrants.

Solid Power, Inc. | 2023 Form 10-K | 32

We have registered shares reserved for future issuance under our equity incentive compensation plans. Subject to the satisfaction of applicable vesting restrictions, the shares issued thereunder will be available for immediate resale in the public market.

We may not realize the anticipated benefits of our stock repurchase program, and any failure to repurchase shares of our common stock may adversely impact the price of our common stock.

On January 23, 2024, we announced that our Board approved a stock repurchase program authorizing us to purchase up to $50 million of our outstanding common stock. Under the repurchase program, we may purchase shares of our common stock from time to time on the open market, in unsolicited negotiated transactions, or in any manner that complies with the provisions of Rule 10b-18 of the Exchange Act. The repurchase program expires December 31, 2025. The timing and amount of any purchases under the repurchase program will depend on a number of factors, such as the price of our common stock, economic and market conditions, and corporate and regulatory requirements. If we do not purchase shares of our common stock under the repurchase program, our reputation, investor confidence, and the price of our common stock may be adversely impacted.

The existence of the repurchase program could cause the price of our common stock to be higher than it otherwise would be and potentially reduce the market liquidity for our common stock. Further, we cannot guarantee that any purchases under the repurchase program will enhance long-term stockholder value. For example, the price of our common stock may decline below the levels at which we purchase such shares, and short-term fluctuations in the price of our common stock could reduce the effectiveness of the repurchase program. Purchasing shares of our common stock under the repurchase program will also reduce the amount of cash we have available to fund capital expenditures, investments in strategic initiatives, other operating requirements, and further share repurchases, and we may fail to realize the anticipated benefits of the repurchase program.

If securities or industry analysts do not publish, or publish inaccurate or unfavorable, research about us, our business, or our market, or if they adversely change their recommendations regarding our common stock, the price and trading volume of our common stock and Warrants could decline.

The trading market for our common stock and Warrants is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of these analysts adversely change their recommendation regarding our common stock, or provide more favorable relative recommendations about our competitors, the price of our common stock and Warrants could decline. If any of these analysts cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock and Warrants to decline.

The issuance of additional shares of common stock under our equity incentive compensation plans or employee stock purchase plan or shares of preferred stock would dilute the interest of our stockholders and may present other risks.

We may issue a substantial number of additional shares of common stock under our equity incentive compensation plans or employee stock purchase plan and we may also issue preferred stock. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interests of our existing stockholders;
●	would subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely impact the price of our common stock and Warrants.

Solid Power, Inc. | 2023 Form 10-K | 33

Delaware law and provisions in our Second A&R Charter and Bylaws might delay, discourage, or prevent a change in control of the Company or changes in our management, thereby depressing the price of our common stock and Warrants.

We are a Delaware corporation, and the anti-takeover provisions of the DGCL may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our Second A&R Charter and Bylaws may make the acquisition of us more difficult, deter hostile takeovers, or delay or prevent changes in our management. Among other things, these provisions:

●	provide advance notice procedures with regard to stockholder nominations of candidates for election as directors or other stockholder proposals to be brought before meetings of our stockholders, which may discourage our stockholders from bringing certain matters before meetings of our stockholders;
●	provide the Board the ability to authorize issuance of preferred stock, which makes it possible for the Board to issue, without stockholder approval, preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of Solid Power;
●	provide for a classified Board with staggered three-year terms, with each class as nearly equal in number as possible;
●	prohibit stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders;
●	provide that certain provisions of our Second A&R Charter can only be amended or repealed by the affirmative vote of the holders of at least 66 2/3% in voting power of the outstanding shares of our common stock entitled to vote thereon, voting together as a single class;
●	provide that certain provisions of our Bylaws can be altered or repealed by (i) the Board or (ii) our stockholders upon the affirmative vote of 66 2/3% of the voting power of our common stock outstanding and entitled to vote thereon, voting together as a single class;
●	provide that only the Board (pursuant to a majority vote) or the Chairperson of the Board may call a special meeting of stockholders; and
●	designate Delaware and federal courts as the exclusive forum for certain disputes.

Our Bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of Solid Power, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, stockholder, officer or other employee of Solid Power to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL or our Second A&R Charter or Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction.

Solid Power, Inc. | 2023 Form 10-K | 34

In addition, our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities, including, without limitation and for the avoidance of doubt, any auditor, underwriter, expert, control person, or other defendant. Pursuant to the Exchange Act, claims arising thereunder must be brought in federal district courts of the United States of America.

The choice of forum provision in our Bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees, or agents, which may discourage lawsuits with respect to such claims. However, our stockholders will not be deemed to have waived (and cannot waive) our compliance with federal securities laws and the rules and regulations thereunder. If a court were to find the choice of forum provision in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

There can be no assurance that the Warrants will ever be in the money, and they may expire worthless.

The exercise price for the Warrants is $11.50 per share of common stock. There can be no assurance that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

We may amend the terms of the Warrants in a manner that may be adverse to holders with the approval of the holders of at least 50% of the then-outstanding Public Warrants (or, if applicable, 65% of the then-outstanding Public Warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes).

Our Warrants were issued in registered form under our warrant agreement with Continental Stock Transfer & Trust Company which provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any other changes. However, if an amendment would adversely and differently affect either the Public Warrants or Private Placement Warrants, the approval of 65% of the then-outstanding Public Warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes, is required. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants (or, if applicable, 65% of the then-outstanding Public Warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes) approve of such amendment. Although our ability to amend the terms of the Warrants with approval of the holders of at least 50% of the then-outstanding Public Warrants (or, if applicable, 65% of the then-outstanding Public Warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes) is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period, or decrease the number of shares of our common stock purchasable upon exercise of a Warrant

Solid Power, Inc. | 2023 Form 10-K | 35

Item 1B. Unresolved Staff Comments

None.

Item1C. Cybersecurity

We use various tools and methodologies, including third-party services, to assess, identify, and manage cybersecurity threats. For example, we utilize third-party services to monitor the security and integrity of our information systems and the other third-party information systems upon which we rely on an ongoing basis. We also engage a third-party cybersecurity auditor for regular penetration and vulnerability testing and assessment of our processes. Our information technology department oversees cybersecurity risk management and reports significant incidents to management. We consult with our advisors as appropriate, including on materiality analysis and disclosure matters, and management makes the final materiality determinations and disclosure and other compliance decisions.

The Board has delegated primary responsibility for oversight of our cybersecurity risk exposures to the Audit Committee, and the Audit Committee receives routine updates on cybersecurity matters from management. Our Chief Financial Officer, Mr. Paprzycki, oversees our information technology department and has helped to develop our information systems and processes. Our information technology department works closely with Mr. Paprzycki and other members of management to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

We have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, but we cannot guarantee that we will not be materially affected in the future by such risks or any future cybersecurity incidents. For more information, see “Part I, Item A. Risk Factors—Risks Related to Legal and Regulatory Compliance—We may be adversely impacted by a disruption or failure of our information technology infrastructure, data security breach, or failure to comply with privacy laws.”

Item 2. Properties

We currently operate out of two facilities in Colorado. We lease approximately 29,000 square feet in Louisville, Colorado under a lease that expires in September 2029. Most of this facility, which we refer to as SP1, is used for cell production, research and development, quality control, and general office space.

We lease approximately 75,000 square feet in Thornton, Colorado under a lease that expires in March 2029. Most of this facility, which we refer to as SP2, is used for pilot production of electrolyte, research and development, quality control, and general office space.

In addition, we lease general office space in the Republic of Korea that is immaterial to our financial statements.

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

Solid Power, Inc. | 2023 Form 10-K | 36

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and Warrants are traded on The Nasdaq Stock Market LLC under the symbols “SLDP” and “SLDPW,” respectively.

Holders of Common Stock and Warrants

As of February 26, 2024, there were 26 record holders of our common stock and four record holders of our Warrants. The actual number of stockholders and Warrant holders, respectively, is greater than this number of record holders and includes investors who are beneficial owners but whose shares or Warrants are held in street name by brokers and other nominees.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs, and expected performance. For additional discussion, see “Cautionary Note Regarding Forward-Looking Statements” above. The forward-looking statements are dependent upon events, risks, and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Report under “Part I, Item 1A. Risk Factors,” as such descriptions may be updated or amended in future filings we make with the SEC. Unless indicated otherwise, the following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated statements and notes thereto in this Report. We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments or otherwise, except to the extent that such disclosure is required by applicable law.

Overview

Solid Power is developing solid-state battery technology for EV and additional markets served by battery manufacturers.

Our core technology is our proprietary solid electrolyte material, which replaces the liquid or gel electrolyte used in traditional lithium-ion batteries. We believe that our electrolyte material can improve driving range, battery life, safety performance, and battery costs.

We are also developing solid-state cells with our electrolyte, with the aim of commercializing our technology by selling our electrolyte material and licensing our cell designs. This approach is capital light, unlike other battery manufacturers who require significant production facilities and equipment. This strategy allows us to focus on our core strengths of electrolyte production and solid-state technology development.

We currently produce our electrolyte on a pilot manufacturing line, which is used in our cell development and for customer sampling. We currently develop our cells on our two pilot lines, producing multiple cell sizes to both support our partners and refine cell designs. Longer-term, we expect our pilot lines to focus on research and development.

Solid Power, Inc. | 2023 Form 10-K | 37

We have partnered with industry leaders BMW, Ford, and SK On and will continue to work closely with our partners to improve cell designs, produce electrolyte material, and commercialize our technology. Our products are currently in the development stage and require further research and improvement before we can commercialize our technology. For more information, see “Risk Factors – Risks Related to Development and Commercialization.”

Key Factors Affecting Operating Results

We are a research and development-stage company and have not generated significant revenue through the sale of our electrolyte or licensing of our cell designs. Our ability to commercialize our products depends on several factors that present significant opportunities for us but also pose material risks and challenges, including those discussed in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” sections of this Report, which are incorporated by reference.

Prior to reaching commercialization, we must improve our products to ensure they meet the performance and safety requirements of our customers. We also will have to continue to negotiate licensing and supply contracts with our customers on terms and conditions that are mutually acceptable. We will need to scale production of our electrolyte material to satisfy anticipated demand. All of these factors will take time and affect our operating results. Since many factors are difficult to quantify, our actual operating results may be different than we currently anticipate.

Our revenue generated to date has primarily come from performance on research and development licensing activities and government contracts. We continue to deploy substantial capital to expand our production capabilities and engage in research and development programs. We also expect to continue to incur significant administrative expenses as a publicly traded company.

In addition to meeting our development goals, commercialization and future growth and demand for our products are highly dependent upon consumers adopting EVs. The market for new energy vehicles is still rapidly evolving due to emerging technologies, competitive pricing, government regulation and industry standards, and changing consumer demands and behaviors.

Basis of Presentation

We currently conduct our business through one operating segment. As a research and development company with no commercial operations, our activities to date have been limited and were conducted primarily in the United States. Our historical results are reported under GAAP and in U.S. dollars.

Results of Operations

The following table is a consolidated summary of our operating results for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	Change	%
Revenue	$17,410	$11,789	$5,621	48%
Operating Expenses
Direct costs	27,731	9,592	18,139	189%
Research and development	54,749	38,592	16,157	42%
Selling, general and administrative	25,550	22,724	2,826	12%
Total operating expenses	108,030	70,908	37,122	52%
Operating Loss	(90,620)	(59,119)	(31,501)	53%
Nonoperating Income and Expense
Interest income	20,265	8,476	11,789	139%
Change in fair value of warrant liabilities	4,890	40,903	(36,013)	(88)%
Interest expense	(84)	(42)	(42)	100%
Total nonoperating income and expense	$25,071	$49,337	$(24,266)	(49)%
Pretax Loss	(65,549)	(9,782)	(55,767)	570%
Income tax benefit	—	(227)	227	NM
Net Loss Attributable to Common Stockholders	$(65,549)	$(9,555)	$(55,994)	586%
Other Comprehensive Income (Loss)	2,600	(3,159)	5,759	NM
Comprehensive Loss Attributable to Common Stockholders	$(62,949)	$(12,714)	$(50,235)	395%

NM = Not meaningful

Solid Power, Inc. | 2023 Form 10-K | 38

The key factors driving our 2023 increase in operating loss were as follows:

●	Revenue and direct costs – our overall revenue and related direct costs increased for the period as a result of additional performance under our JDAs and government contracts.
●	Research and development – our research and development costs increased for the period primarily as a result of increased labor costs and material consumption as we expanded the development efforts of our battery cells and electrolyte material. We expect our development costs to continue to increase as we continue to accelerate both the pace and scope of our development efforts.
●	Selling, general, and administrative – our selling, general and administrative expenses increased for the period primarily due to additional use of outside professional services, additional planned hiring and workforce development associated with increasing our headcount to over 270 people, and enterprise resource planning system costs and implementation efforts.
●	Operating expenses – non-cash stock-based compensation costs increased for the period across direct costs, research and development costs, and selling, general and administrative expenses related to our increased headcount.
●	Nonoperating income – our nonoperating income decreased for the period primarily due to a lesser gain on fair value adjustment of warrant liabilities, partially offset by increased interest income related to strategic cash investment yields.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of cash have historically derived from the sale of equity, with a small portion coming from performance on commercial revenues and government contracts.

As of December 31, 2023 and 2022, we had $415.6, and $496.1 million of total liquidity, respectively, as set forth below:

(in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$34,537	$50,123
Marketable securities	141,505	272,957
Long-term investments	239,566	172,974
Total liquidity	$415,608	$496,054

Total current liabilities	$15,879	$20,733

Short-Term Liquidity Requirements

Our short-term liquidity requirements include operating and capital expenses needed to further our research and development programs and to further optimize our pilot production lines and electrolyte manufacturing capabilities. We anticipate that our most significant capital expenditures in 2024 will relate to finishing construction of our advanced electrolyte research facility and enhancing the capabilities of our electrolyte production facility.

We anticipate our total combined capital and operational expenditures for 2024 will be between $100 million and $120 million, which includes approximately $1.60 million for the payment of contractual cash obligations as of December 31, 2023, primarily related to payments for operating leases. We expect to fund our short-term liquidity requirements through our cash on hand and other liquid assets.

Solid Power, Inc. | 2023 Form 10-K | 39

Long-Term Liquidity Requirements

We believe that our cash on hand is sufficient to meet our operating cash needs and working capital and capital expenditure requirements for a period of at least the next 12 months and longer term until we generate adequate cash flows from licensing activities and/or electrolyte sales. We also believe that we have adequate cash on hand for our $50 million stock repurchase program, which our Board approved in light of our strong cash position.

We may need additional cash if there are material changes to our business conditions or other developments, including changes to our operating plan, development progress, negotiations with OEMs, cell manufacturers, or other suppliers, market adoption of EVs, supply chain challenges, competitive pressures, inflation, and regulatory developments. To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. We also may opportunistically seek to enhance our liquidity through equity or debt financing, if such financing becomes available to us on terms that we consider favorable. If financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, which may adversely affect our development, business, operating results, financial condition and prospects.

Stock Repurchase Program

On January 23, 2024, we announced that our Board approved a stock repurchase program authorizing us to purchase up to $50 million of our outstanding common stock. Under the stock repurchase program, we may purchase shares of our common stock from time to time until the repurchase program expires on December 31, 2025. The shares of common stock may be purchased at management’s discretion on the open market, in unsolicited negotiated transactions, or in any manner that complies with the provisions of Rule 10b-18 of the Exchange Act. Management’s decision to repurchase shares will depend on a number of factors, such as the price of our common stock, economic and market conditions, and corporate and regulatory requirements.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Year Ended December 31,
(in thousands)	2023	2022
Net cash and cash equivalents used in operating activities	$(58,261)	$(33,824)
Net cash and cash equivalents provided by (used in) investing activities	42,502	(429,985)
Net cash and cash equivalents provided by financing activities	$173	$485

Cash used in operating activities:

Cash used in operating activities increased from 2022 to 2023 primarily attributable to our operating loss, which was driven by continued increase in direct, research and development, and selling, general, and administrative expenses. We expect cash flows used in operating activities to remain at these increased levels as we continue the pace and scope of our development efforts and work to achieve commercialization of our products.

Solid Power, Inc. | 2023 Form 10-K | 40

Cash provided by (used in) investing activities:

Cash provided by investing activities increased from 2022 to 2023 primarily due to the net effect of increased purchase and sales of marketable securities, in addition to decreased capital expenditures for property, plant and equipment. Capital expenditures were primarily for custom manufacturing equipment in connection with our expansion of electrolyte production capabilities. As our production processes are scaled in the future for commercialization, especially with respect to our electrolyte material, we expect capital expenditures to increase.

Cash provided by financing activities:

Cash provided by financing activities for 2022 and 2023 were primarily related to the exercise of stock options and the sale of shares of common stock under the ESPP, partially offset by leased equipment payments.

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

Solid Power, Inc. | 2023 Form 10-K | 41

ESPP to be recognized in the financial statements based on their fair values.

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

Solid Power, Inc. | 2023 Form 10-K | 42

Leases
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions
to obtain an asset of similar value, over a similar term, with a similar security.

credit rating and a developed spread curve, if applicable, applied to a risk-free rate yield curve. The lease term can affect the classification of a lease as finance or operating for accounting purposes, the amount of the lease liability and corresponding right-of-use lease asset recognized, the term over which related leasehold improvements for each facility are amortized and any rent holidays and/or changes in rental amounts for recognizing rent expense over the term of the lease.

Research and Development

Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions

Our Company is in the research and development phase. Our product offering relies heavily on new technology currently undergoing development and does not yet meet standard specifications to be sold commercially. Therefore, all related costs are currently accounted for as part of research and development expense. The criteria established by the Company to determine when commercialization has been reached includes the length of time the units have been operational in the field and the level of performance at which those units operate. As we transition from the research and development phase and into a full commercial phase, all inventoriable costs will be capitalized. As of December 31, 2023, the criteria for commercialization have not yet been met.

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

Solid Power, Inc. | 2023 Form 10-K | 43

Item 8. Financial Statements and Supplementary Data

Solid Power, Inc. | 2023 Form 10-K | 44

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Solid Power, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solid Power, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Solid Power, Inc. | 2023 Form 10-K | 45

Valuation of Private Placement Warrant Liability

Description of the Matter

The fair value of the Private Placement Warrant Liability at December 31, 2023, was $4.2 million. During the year ended December 31, 2023, the fair value of the Private Placement Warrant Liability decreased by $4.9 million. As discussed in Note 5 to the consolidated financial statements, the fair value of the Private Placement Warrant Liability was estimated using a Black-Scholes model that utilized various assumptions, including term, stock price, volatility, risk free rate and dividend yield. Changes to the fair value of the Private Placement Warrant Liability are included within the Consolidated Statement of Operations. The volatility assumption significantly affects the fair value of the Private Placement Warrant Liability. The volatility is estimated based on implied volatility from the Company’s Public Warrants and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the warrants.

Auditing the fair value of the Private Placement Warrant Liability was challenging due to the judgmental nature of selecting an appropriate valuation model and the model’s assumptions, especially the guideline public companies used to determine the volatility assumption.

How We Addressed the Matter in Our Audit

To test the fair value of the Private Placement Warrant Liability, our audit procedures included, among others, assessing the appropriateness of the use of the Black-Scholes model and accuracy of the underlying calculation, including testing the assumptions used to calculate the fair value of the Private Placement Warrant Liability. We compared the term, stock price, risk free rate and dividend yield to readily available information as of the valuation date at December 31, 2023. For the volatility assumption, we assessed the suitability of the peer companies used based on the similarity of their operations to that of the Company and developed an independent range of volatility based on the implied volatility of the Company’s Public Warrants and historical volatilities of the similarly sized peer companies. We involved our specialists to assist us with evaluating the Black-Scholes model, as well as to perform comparative range calculations using the assumptions previously discussed.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Denver, Colorado

February 28, 2024

Solid Power, Inc. | 2023 Form 10-K | 46

Solid Power, Inc. Financial Statements

(in thousands, except par value and number of shares)

Consolidated Balance Sheets

	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$34,537	$50,123
Marketable securities	141,505	272,957
Contract receivables	1,553	1,521
Contract receivables from related parties	—	319
Prepaid expenses and other current assets	5,523	2,888
Total current assets	183,118	327,808
Property, Plant and Equipment, net	99,156	82,761
Right-Of-Use Operating Lease Assets, net	7,154	7,725
Right-Of-Use Finance Lease Assets, net	1,088	922
Other Assets	1,060	1,148
Long-term Investments	239,566	172,974
Intangible Assets, net	1,650	1,108
Total assets	$532,792	$594,446
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other accrued liabilities	6,455	11,326
Current portion of long-term debt	—	7
Deferred revenue	1	50
Deferred revenue from related parties	828	4,000
Accrued compensation	7,590	4,528
Operating lease liabilities, short-term	626	549
Finance lease liabilities, short-term	379	273
Total current liabilities	15,879	20,733
Warrant Liabilities	4,227	9,117
Operating Lease Liabilities, Long-Term	7,996	8,622
Finance Lease Liabilities, Long-Term	552	602
Other Long-Term Liabilities	803	—
Total liabilities	29,457	39,074
Stockholders’ Equity
Common Stock, $0.0001 par value; 2,000,000,000 shares authorized; 179,010,884 and 176,007,184 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	588,515	577,603
Accumulated deficit	(84,639)	(19,090)
Accumulated other comprehensive loss	(559)	(3,159)
Total stockholders’ equity	503,335	555,372
Total liabilities and stockholders’ equity	$532,792	$594,446

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2023 Form 10-K | 47

Solid Power, Inc. Financial Statements

(in thousands, except number of shares and per share amounts)

Consolidated Statements of Operations

	For the Years Ended December 31,
	2023	2022
Revenue	$17,410	$11,789
Operating Expenses
Direct costs	27,731	9,592
Research and development	54,749	38,592
Selling, general and administrative	25,550	22,724
Total operating expenses	108,030	70,908
Operating Loss	(90,620)	(59,119)
Nonoperating Income and Expense
Interest income	20,265	8,476
Change in fair value of warrant liabilities	4,890	40,903
Interest expense	(84)	(42)
Total nonoperating income and expense	25,071	49,337
Pretax Loss	(65,549)	(9,782)
Income tax benefit	—	(227)
Net Loss Attributable to Common Stockholders	$(65,549)	$(9,555)
Other Comprehensive Income (Loss)	2,600	(3,159)
Comprehensive Loss Attributable to Common Stockholders	$(62,949)	$(12,714)
Basic and diluted loss per share	(0.37)	(0.05)
Weighted average shares outstanding – basic and diluted	178,006,919	174,374,386

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2023 Form 10-K | 48

Solid Power, Inc. Financial Statements

(in thousands, except number of shares)

Consolidated Statements of Stockholders’ Equity

	Common Stock
			Additional	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	OCI	Equity
Balance - December 31, 2021	167,557,988	$17	$568,183	$(9,535)	$—	$558,665
Net loss	—	—	—	(9,555)	—	(9,555)
Withholding of employee taxes related to stock-based compensation	—	—	(58)	—	—	(58)
Shares of common stock issued for vested RSUs	20,672	—	—	—	—	—
Stock options exercised	8,428,524	1	818	—	—	819
Transaction fees	—	—	(12)	—	—	(12)
Unrealized loss on marketable securities	—	—	—	—	(3,159)	(3,159)
Stock-based compensation expense	—	—	8,672	—	—	8,672
Balance - December 31, 2022	176,007,184	$18	$577,603	$(19,090)	$(3,159)	$555,372
Net loss	—	—	—	(65,549)	—	(65,549)
Withholding of employee taxes related to stock-based compensation	—	—	(112)	—	—	(112)
Shares of common stock issued under ESPP	287,224	—	434	—	—	434
Shares of common stock issued for vested RSUs	226,201	—	—	—	—	—
Stock options exercised	2,490,275	—	220	—	—	220
Transaction fees	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	2,600	2,600
Stock-based compensation expense	—	—	10,370	—	—	10,370
Balance - December 31, 2023	179,010,884	$18	$588,515	$(84,639)	$(559)	$503,335

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2023 Form 10-K | 49

Solid Power, Inc. Financial Statements

(in thousands, except par value, share amounts, and per share amounts)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(65,549)	$(9,555)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	11,962	5,176
Amortization of right-of-use assets	768	745
Loss on sale of property, plant, and equipment	—	11
Stock-based compensation expense	10,370	8,672
Deferred taxes	—	(227)
Change in fair value of warrant liabilities	(4,890)	(40,903)
Accretion of discounts on other long-term liabilities	174	—
Amortization of premiums and accretion of discounts on marketable securities	(10,975)	(3,118)
Change in operating assets and liabilities that provided (used) cash and cash equivalents:
Contract receivables	(31)	(692)
Contract receivables from related parties	319	(319)
Prepaid expenses and other assets	(1,510)	2,687
Accounts payable and other accrued liabilities	1,814	(1,108)
Deferred revenue	(50)	(450)
Deferred revenue from related parties	(3,172)	4,000
Accrued compensation	3,058	1,658
Operating and finance lease liabilities, short-term	(549)	(401)
Net cash and cash equivalents used in operating activities	(58,261)	(33,824)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(34,512)	(58,296)
Purchases of marketable securities and long-term investments	(327,591)	(561,565)
Proceeds from sales of marketable securities	405,161	190,374
Purchases of intangible assets	(556)	(498)
Net cash and cash equivalents provided by (used in) investing activities	42,502	(429,985)
Cash Flows from Financing Activities
Payments of debt	(7)	(121)
Proceeds from exercise of stock options	220	818
Proceeds from issuance of shares of common stock under ESPP	434	—
Cash paid for withholding of employee taxes related to stock-based compensation	(112)	(58)
Payments on finance lease liabilities	(362)	(142)
Transaction costs	—	(12)
Net cash and cash equivalents provided by financing activities	173	485

Net decrease in cash and cash equivalents	(15,586)	(463,324)
Cash and cash equivalents at beginning of period	50,123	513,447
Cash and cash equivalents at end of period	34,537	50,123

Cash paid for interest	$84	$42
Accrued capital expenditures	$814	$7,561

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2023 Form 10-K | 50

Notes to Consolidated Financial Statements

Note 1 – Nature of Business

Solid Power is developing solid-state battery technology for the EV and other markets. The Company’s planned business model is to sell its electrolyte and to license its cell designs and manufacturing processes. For the years ended December 31, 2023 and 2022, the Company has not derived material revenue from its principal business activities.

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

Segment Reporting

The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented as a single entity for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to the valuation of stock warrants, and useful lives of long-term assets, among others. The Company bases these estimates on historical experience and other assumptions that it believes are reasonable under the circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and periodically throughout the year, the Company’s cash accounts exceeded federally insured limits.

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

These securities are carried at estimated fair value with unrealized holding gains and losses included in other comprehensive income (loss) in stockholders’ deficit until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

Solid Power, Inc. | 2023 Form 10-K | 51

Contract Receivables

Contract receivables consist of amounts due from government entities and commercial contractors. Management considers all contract receivables collectible, and therefore, an allowance for doubtful accounts has not been recorded as of December 31, 2023 and 2022. Included within contract receivables are amounts for work performed but not billed as of December 31, 2023 and 2022, shown below.

	December 31, 2023	December 31, 2022
Contract receivables not billed	$302	$1,083

Credit Risk and Major Customers

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, marketable securities, and long-term investments. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents, marketable securities, and long-term investments by making deposits with large, reputable financial institutions and investing in high credit rated instruments.

The Company grants credit in the normal course of business to government entities and commercial contractors in the United States. The Company periodically monitors the financial condition of its customers to reduce credit risk, but generally does not require collateral to support contract receivables.

	For the Years Ended December 31,
	2023	2022
Revenue Concentration
Number of Customers	2	4
Related Total Revenue Percentage	89%	82%
Contract Receivable Concentration
Number of Customers	3	2
Related Contract Receivables Percentage	97%	40%

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of security deposits, prepaid insurance, and other minor miscellaneous expenses paid in advance.

Property and Equipment

Property and equipment are recorded at cost. The Company capitalizes property and equipment with useful lives exceeding one year. Assets are depreciated over their estimated useful lives. The straight-line method is used for computing depreciation. Depreciation expenses are recorded within Direct costs and Research and development line items in the Consolidated Statements of Operations. Cost of maintenance and repairs are charged to expense when incurred. Construction in progress related to specialized equipment will be reclassified as Property and equipment and depreciated, once placed in service.

Depreciable Life - Years
Commercial production equipment	5 years
Laboratory equipment	5 years
Furniture and Computer Equipment	3-7 years
Leasehold improvements	Lesser of asset life or lease term

Long-Term Investments

The Company considers all investments with an original maturity of twelve months or more when purchased to be long-term investments.

Solid Power, Inc. | 2023 Form 10-K | 52

Intangible Assets

Intangible assets consist of licenses and costs incurred for pending patents and trademarks. Licenses consist of rights to use patents and are amortized over their estimated useful life of three to 20 years. Patent and trademark costs are amortized over an estimated useful life upon award by the United States Patent and Trademark Office or expensed if the Company is unsuccessful in securing an issued patent. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested at least annually for impairment if events or circumstances indicate an impairment may have occurred.

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

Stock-based Compensation

The Company recognizes expenses for employee services received in exchange for stock-based compensation based on the grant date fair value of the awards. The determination of the estimated fair value of stock-based payment awards on the date of grant is calculated using the Black-Scholes option-pricing model and is affected by the Company’s stock price, as well as assumptions regarding risk-free rate, dividend yield, and the historical volatility of comparable entities. Stock-based compensation is recorded as an expense only for those awards that are expected to vest. Compensation cost is recognized on a straight-line basis over the requisite vesting service period and is allocated ratably within Operating Expenses in the Consolidated Statements of Operations.

Revenue

The Company records the elements of its JDAs in accordance with ASC Topic 808, Collaborative Arrangements. Accordingly, the elements of the JDAs that represent activities in which both parties are active participants and are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its partners or third parties. Generally, the classification of transactions under the JDAs is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. The Company recognizes collaborative revenue from cost contracts on the basis of costs incurred during the period and for cost plus fixed-fee contracts on the basis of costs incurred during the period plus the fee earned. Contract costs include all direct labor, subcontract, material, and indirect costs related to the contract performance that are allowable under contract provisions.

Solid Power, Inc. | 2023 Form 10-K | 53

Deferred revenue represents billings in advance of revenue recognized.

	December 31, 2023	December 31, 2022
Deferred revenue	$1	$50
Deferred revenue from related parties	$828	$4,000

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

Research and Development

Our research and development activities focus on making improvements to our electrolyte and cell technology with the ultimate goal of commercializing technology that outperforms conventional lithium-ion.

	December 31, 2023	December 31, 2022
Research and development expenditures	$54,749	$38,592

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

Solid Power, Inc. | 2023 Form 10-K | 54

The Company accounts for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the Consolidated Financial Statements from such a position based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. Interest and penalties associated with tax positions are recorded in the period assessed as General and administrative on the Consolidated Statement of Operations. No interest or penalties have been assessed during the years ended December 31, 2023 and 2022.

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share adjusts basic loss per share for the potentially dilutive impact of stock options and warrants. The Company reported a net loss in 2023 and 2022. As such, all potentially dilutive securities, including options and warrants, are antidilutive and, accordingly, basic net loss per share equals diluted loss per share.

Recent Accounting Pronouncements

Income taxes

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating the disclosure impact of ASU 2023-09.

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASC 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the CODM. ASU 2023-07 will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. We are evaluating the disclosure impact of ASU 2023-07.

Note 3 – Property, Plant and Equipment

Property, plant and equipment at December 31 are summarized as follows:

	2023	2022
Commercial production equipment	$36,086	$21,595
Laboratory equipment	9,910	3,278
Leasehold improvements	59,109	27,996
Furniture and computer equipment	3,915	1,482
Construction in progress	13,650	40,036
Total cost	122,670	94,387
Accumulated depreciation	(23,514)	(11,626)
Net property and equipment	$99,156	$82,761

Depreciation expenses for dedicated laboratory equipment and commercial production equipment are charged to research and development; other depreciation expenses are included in the Company’s overhead and are allocated across operating expenses on the accompanying Consolidated Statements of Operations based on Company personnel costs incurred.

	December 31,
	2023	2022
Depreciation expense	$11,947	$5,167

Solid Power, Inc. | 2023 Form 10-K | 55

In 2023, the Company expanded its electrolyte production to produce larger quantities of electrolyte material required to feed cell-production lines and continue research and development efforts. The Company began producing electrolyte from this facility in 2023.

	December 31, 2023	December 31, 2022
Construction in progress
SP1 – 2nd cell pilot line	$773	$2,010
SP1 – Other capital projects	1,525	2,206
SP2 – Increased scale electrolyte production	11,352	35,820

Note 4 – Intangible Assets

Intangible assets of the Company at December 31 are summarized as follows:

	2023		2022
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(61)	$149	$(51)
Patents	92	(5)	—	—
Patents pending	1,444	—	984	—
Trademarks	13	—	9	—
Trademarks pending	18	—	17	—
Total amortized intangible assets	$1,716	$(66)	$1,159	$(51)

Amortization expense for intangible assets at December 31 are summarized as follows:

	2023	2022
Amortization expense	$15	$9

Useful lives of intangible assets range from three to 20 years. Amortization expenses are allocated ratably across operating expenses on the accompanying condensed consolidated statements of operations.

Note 5 – Fair Value Measurements

The Company considers all highly liquid instruments with original maturities of less than 90 days to be cash equivalents. As of December 31, 2023, there were no long-term marketable securities.

The carrying amounts of certain financial instruments, such as cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities.

Solid Power, Inc. | 2023 Form 10-K | 56

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

At December 31, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$84,909	$—	$—	$84,909
Corporate Bonds	$239,473	$—	$—	$239,473
Government Bonds	$56,689	$—	$—	$56,689

Liabilities
Public Warrants	$2,505	$—	$—	$2,505
Private Placement Warrants	$—	$1,722	$—	$1,722

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$165,179	$—	$—	$165,179
Corporate Bonds	$227,957	$—	$—	$227,957
Government Bonds	$42,865	$—	$—	$42,865
U.S. Treasuries	9,930	—	—	9,930

Liabilities
Public Warrants	$4,900	$—	$—	$4,900
Private Placement Warrants	$—	$4,217	$—	$4,217

The change in fair value of the Company’s marketable securities is included in other comprehensive income (loss). There were no transfers in and out of Level 3 fair value hierarchy during the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Marketable securities and long-term investments purchased	$327,591	$561,565

Fair Value of Warrants

The fair value of the Private Placement Warrants have been estimated using a Black-Scholes model as of December 31, 2023 and 2022 Consolidated Balance Sheet dates. The estimated fair value of the Private Placement Warrants is determined using Level 2 directly or indirectly observable inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s Public Warrants and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Warrants. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 input.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates:

Solid Power, Inc. | 2023 Form 10-K | 57

	December 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$1.45	$2.54
Volatility	95.0%	71.3%
Term (years)	2.94	3.94
Risk-free rate	3.94%	4.03%

The following table provides a reconciliation of the Public Warrants measured at fair value using Level 1 inputs and Private Placement Warrants measured at fair value using Level 2 inputs:

	Public Warrants	Private Placement Warrants
	Level 1 Fair Value	Level 2 Fair Value
December 31, 2022	$0.42	$0.55
Change in fair value	$(0.23)	$(0.27)
December 31, 2023	$0.19	$0.28

The following table provides a reconciliation of the change in fair value for the Public and Private Placement Warrants at December 31.

				Twelve Months Change in
Warrant Class	Level	Warrants	December 31, 2022	Fair Value	December 31, 2023
Public Warrants	1	13,182,501	$4,900	$(2,395)	$2,505
Private Placement Warrants	2	6,150,802	$4,217	$(2,495)	$1,722
Total		19,333,303	$9,117	$(4,890)	$4,227

Note 6 –Warrant Liabilities

The table below provides a summary of the outstanding Public and Private Placement Warrants at December 31:

	2023	2022
Public Warrants	13,182,501	11,666,636
Private Placement Warrants	6,150,802	7,666,667

Each whole Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to customary adjustments. Only whole Warrants are exercisable. The Warrants became exercisable on January 7, 2022 and will expire on December 8, 2026.

Redemption of Public Warrants when the price per share of common stock equals or exceeds $18.00.

The Company may redeem all of the outstanding Public Warrants:

●	in whole and not in part;
●	upon at least 30 days’ prior written notice;
●	at a price of $0.01 per Public Warrant; and

Solid Power, Inc. | 2023 Form 10-K | 58

●	if the last sale price of the Company’s Common Stock equals or exceeds $18.00 per share, subject to customary adjustments, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of the redemption is given.

Redemption of Public Warrants when the price per share of common stock equals or exceeds $10.00.

The Company may redeem all of the outstanding Public Warrants:

●	in whole and not in part;
●	upon at least 30 days’ prior written notice;
●	at a price of $0.10 per Public Warrant, provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive a number of shares of the Company’s common stock determined in part by the redemption date and the “fair market value” of the common stock; and
●	if the last sale price of the Company’s common stock equals or exceeds $10.00 per share, subject to customary adjustments, on the trading day prior to the date on which notice of redemption is given.

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

	December 31,
	2023	2022
Fair value of warrant liabilities	$4,227	$9,117

The table below provides the Company’s recognized gain(loss) recognized in connection with the changes in fair value of warrant liabilities at December 31:

	December 31,
	2023	2022
Gain recognized associated with warrant liabilities	$4,890	$40,903

Note 7 – Stockholders’ Equity

Common Stock

Stock options exercised for common stock, stock issued under the ESPP, and shares of common stock issued upon vesting of RSUs for the years ended December 31, 2023 and 2022 are summarized in the table below:

	Year Ended December 31,
	2023	2022
Stock options exercised	2,490,275	8,428,524
Shares of common stock issued under ESPP	287,224	—
Shares of common stock issued for vested RSUs	226,201	20,672

Solid Power, Inc. | 2023 Form 10-K | 59

The table below presents the cash received associated with common stock related activities at December 31.

	Year Ended December 31,
	2023	2022
Cash received from stock options exercised	$220	$818
Cash received from shares of common stock issued under ESPP	434	—

Note 8 – Stock-Based Compensation

2014 Plan and 2021 Plan

Options granted under the 2014 Plan had a ten-year term and vest as to 1/4th of these shares after one year after the initial date of service of a service provider and with the balance of the shares vesting in a series of 36 successive equal monthly installments following the first vesting date. Option awards under the 2014 Plan were granted with an exercise price equal to the fair market value of Solid Power Operating, Inc.’s common stock at the date of grant. Certain option awards issued under the 2014 Plan provide for accelerated vesting if there is a change in control (as defined in the plan agreements).

Options granted under the 2021 Plan during 2022 have a ten-year term and vest as to 1/4th of these shares per year beginning one year after the initial date of service of a service provider. Options granted under the 2021 Plan during 2023 have a ten-year term and vest as to 1/4th of the shares one year after the initial date of service of a service provider then 6.25% per quarter thereafter. Option awards under the 2021 Plan were granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Certain option awards issued under the 2021 Plan provide for accelerated vesting if there is a change in control (as defined in the plan agreements).

Effective April 1, 2022, the Company began granting RSUs in accordance with the terms of the 2021 Plan. The grant date fair value of RSUs awarded are determined based on the Company’s closing common share price on the NASDAQ on the trading day preceding the grant date. RSU awards for employees granted during 2022 generally vest 25% per year commencing on the first anniversary of the grant date. RSU awards for employees granted during 2023 generally vest 25% on the first anniversary of the grant date then 6.25% per quarter thereafter. RSU awards upon initial service as a director vest in 12 equal quarterly installments. For initial service grants, vested RSUs are settled in common stock upon the earlier of the director no longer serving on the board of directors or the date the RSU has fully vested. Annual RSU awards to directors generally fully vest on the one-year anniversary of the grant date. Upon vesting, granted RSUs entitle the grantee to receive one share of common stock of the Company at no additional cost. Holders of unvested RSUs do not have voting or dividend rights.

At December 31, 2023 and 2022, the Company had 24,264,016 and 24,766,176 shares of common stock underlying stock options outstanding under the 2014 Plan, respectively. No additional grants under the 2014 Plan are permitted.

Beginning on January 1, 2022, the number of shares of common stock available for issuance under the 2021 Plan shall increase by an amount equal to the lesser of (i) 18,900,000 shares of common stock, (ii) five percent (5%) of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) a number of shares of common stock determined by the administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2022, the number of shares of common stock available for issuance under the 2021 Plan increased by 8,377,899 shares of common stock. As of December 31, 2023, the 2021 Plan permitted the Company to grant up to 21,711,885 shares of common stock to its employees, directors, and consultants, as designated by the board of directors. As of December 31, 2023, the Company had 22,048,584 shares of common stock underlying options awards and RSU awards outstanding under the 2021Plan, respectively.

	Year Ended December 31,
	2023	2022
Option awards granted under 2021 Plan	5,176,889	1,730,564
RSU awards granted under 2021 Plan	4,663,079	1,292,429

Solid Power, Inc. | 2023 Form 10-K | 60

Compensation Expense for Stock-Based Compensation

The fair value of stock options and RSUs issued to employees and directors is recognized as compensation expense over the period of service that generally coincides with the vesting period of the award. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

For the years ended December 31, 2023 and 2022, the Company recognized compensation costs totaling:

	Year Ended December 31,
	2023	2022
Equity-based compensation costs related to RSUs	$3,427	$1,567
Equity-based compensation costs related to stock options	6,774	7,076
Equity-based compensation costs related to ESPP	169	29
Total equity-based compensation costs	$10,370	$8,672
Unrecognized future compensation cost as of:	23,922	25,531

The fair value of stock options and other equity-based compensation issued to employees is recognized as compensation expense over the period of service that generally coincides with the vesting period of the award. The Company allocated compensation ratably across Operating Expenses within the following financial statement lines:

	Year Ended December 31,
	2023	2022
Direct Costs	$3,751	$1,580
Research and Development	4,826	4,474
Selling, general and administrative	1,793	2,618
Total equity-based compensation cost	$10,370	$8,672

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

The fair value of each option grant during the years ended December 31, 2023 and 2022 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

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

Solid Power, Inc. | 2023 Form 10-K | 61

A summary of option activity under the 2014 Plan and 2021 Plan for the years ended December 31, 2023 and 2022 is presented below:

			Weighted-average
			Remaining
	Number of	Weighted-average	Contractual Term
Options	Shares	Exercise Price	(in years)
Outstanding at January 1, 2022	34,407,949	$1.86	6.98
Granted	1,730,564	$7.19
Exercised	(8,428,524)	$0.10
Forfeited or expired	(1,711,817)	$4.64
Outstanding at December 31, 2022	25,998,172	$2.60	6.31

Outstanding at January 1, 2023	25,998,172	$2.60	6.31
Granted	5,176,889	$2.75
Exercised	(2,490,275)	$0.09
Forfeited or expired	(4,420,770)	$3.38
Outstanding at December 31, 2023	24,264,016	$2.53	7.03

Exercisable at December 31, 2022	18,202,064	$1.19	5.14
Exercisable at December 31, 2023	16,662,487	$1.99	4.87

Cash received from options exercised under the 2014 Plan for December 31, 2023 and 2022 was $220 and $818, respectively. The aggregate intrinsic value of exercisable options at December 31, 2023 was $14,121. The aggregate intrinsic value of exercised options at December 31, 2023 was $70,115.

Restricted Stock Units

The following table summarizes non-vested RSUs at December 31, 2023 and the changes for the period ended December 31, 2023:

	Number of	Weighted-average
	Shares	Grant Date Fair Value
Balance at December 31, 2022	1,057,980	7.06
Granted	4,663,079	2.56
Vested or Exercised	(278,606)	7.34
Forfeited	(969,437)	3.87
Balance at December 31, 2023	4,473,016	3.30

The vested RSUs had no intrinsic value as of December 31, 2023.

ESPP

The ESPP originated with 3,778,000 shares of common stock available for issuance. Beginning on January 1, 2022, the number of shares of common stock available for issuance under the ESPP shall increase by an amount equal to the lesser of (i) 3,778,000 shares of common stock (ii) one percent (1%) of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number of shares of common stock determined by the administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2022, the number of shares of common stock available for issuance under the ESPP increased by 1,685,579 shares of common stock. As of December 31, 2023, 5,748,573 shares remained available for issuance. As of December 31, 2023, the ESPP permitted the Company to issue up to 5,748,573 shares of common stock.

The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Substantially all employees are eligible to participate and, through payroll deductions, can purchase shares on dates determined by the administrator. However, with respect to the Section 423 Component, an employee may not be granted rights to purchase stock under the ESPP if the employee, immediately after the grant, would own (directly or through attribution) stock possessing 5% or more of the

Solid Power, Inc. | 2023 Form 10-K | 62

total combined voting power or value of all classes of the Company’s common stock. The purchase price per share sold pursuant to the ESPP will be the lower of (i) 85% of the fair market value of common stock on the enrollment or (ii) 85% of the fair market value on the exercise date. Each offering period will span up to six months. Purchases may be up to 15% of qualified compensation, with an annual limit of $25,000.

Note 9 – Basic and Diluted Loss Per Share

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for December 31, 2023 and 2022.

Basic loss per share is based on the weighted average number of common shares outstanding for the period. Basic loss per share represents net loss attributable to common stock divided by the basic weighted average number of common shares outstanding during the period.

Diluted loss per share also includes the dilutive effect of additional potential common shares issuable from stock-based awards and are determined using the treasury stock method. Diluted loss per share represents net loss divided by diluted weighted average number of common shares, which includes the average dilutive effect of all potentially dilutive securities that are outstanding during the period.

The unvested stock awards, warrants, and options are included in the number of shares outstanding for diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards, warrants, and options are excluded from the number of shares outstanding for diluted earnings per share calculations.

	Years Ended December 31,
	2023	2022
Net loss attributable to common stockholders	$(65,549)	$(9,555)
Weighted average shares outstanding – basic and diluted	178,006,919	174,374,386
Basic and diluted loss per share	$(0.37)	$(0.05)

Due to the net loss to common stockholders in 2023 and 2022 presented above, diluted loss per share was computed without consideration of potentially dilutive instruments as their inclusion would have been anti-dilutive. As of December 31, 2023 and 2022, potentially dilutive securities excluded from the diluted earnings (loss) per share calculation are as follows (in shares):

	2023	2022
Warrants	19,333,303	19,333,303
2014 Plan & 2021 Plan - Stock Options	25,877,631	26,328,279
2021 Plan - RSUs	3,477,809	710,385
ESPP - Common Stock	67,724	26,589
Contingently Issued Shares of Common Stock	-	5,399
Total potentially dilutive securities	48,756,467	46,403,955

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

Solid Power, Inc. | 2023 Form 10-K | 63

Company used an estimated rent rate which approximated the fair market rent at adoption of ASC 842 on January 1, 2022 for the extension period.

The Company has certain equipment leases classified as finance leases as of December 31, 2023.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

	December 31, 2023	December 31, 2022
Finance lease costs:
Amortization of right-of-use assets	$197	$92
Interest on lease liabilities	53	28
Operating lease costs	1,160	850
Total lease expense	$1,410	$970

The components of cash flow information related to leases are as follows:

	December 31, 2023	December 31, 2022
Operating outgoing cash flows – finance leases	$54	$24
Financing outgoing cash flows – finance leases	308	142
Operating outgoing cash flows – operating leases	1,138	568
Right-of-use assets obtained in exchange for new finance lease liabilities:	345	1,014
Right-of-use assets obtained in exchange for new operating lease liabilities:	—	8,947

December 31, 2023
Finance lease
Weighted-average remaining lease term – finance leases (in years)	2.84
Weighted-average discount rate – finance leases	6.5%
Operating lease
Weighted-average remaining lease term – operating leases (in years)	9.22
Weighted-average discount rate – operating leases	6.9%

As of December 31, 2023, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2024	$425	$1,173
2025	310	1,210
2026	179	1,248
2027	85	1,288
2028	16	1,329
Thereafter	-	5,242
Total	1,015	11,490
Less present value discount	85	2,868
Total lease liabilities	$930	$8,622

Click or tap here to enter text.

Note 11 – Related Party Transactions

During 2022, the Company amended our JDA with BMW to provide a research and development-only license to certain of the Company’s intellectual property relating to cell manufacturing. The license allows, among other things, BMW to install a solid-

Solid Power, Inc. | 2023 Form 10-K | 64

state prototype cell manufacturing line based upon the Company’s proprietary information. The license is limited to BMW’s research and development activities and may not be used for commercial battery cell production.

We expect to negotiate a non-exclusive electrolyte supply agreement to supply BMW with our electrolyte material following commissioning of BMW’s prototype cell manufacturing line.

Before BMW’s installation of their cell manufacturing line, the Company and BMW have agreed to joint development and manufacturing activities at Solid Power’s facilities. Any intellectual property developed jointly by the Company and BMW at the Company’s facilities will be solely owned by Solid Power. To the extent intellectual property is jointly conceived elsewhere, the Company and BMW will jointly own such intellectual property. The intellectual property developed by us or BMW individually will be owned by such party. Both parties will have the right to utilize the other party’s technical improvements for research and development purposes only. Solid Power, with certain limitations, has the right to cause BMW to license BMW’s technical improvements to the Company for commercial purposes.

BMW will pay the Company $20,000 between December 2022 and June 2024, subject to the Company achieving certain milestones. For the year ended December 31, 2023, the Company recognized $12,700 of revenue from BMW and recorded $828 of deferred revenue related to cash paid from BMW in advance of services provided. For the year ended December 31, 2022, the Company recognized $2,000 of revenue from BMW and recorded $4,000 of deferred revenue related to cash paid from BMW in advance of services provided.

Note 12 – Retirement Plans

The Company sponsors a 401(k) plan for all employees. The plan provides for the Company to make a discretionary matching contribution. Contributions to the plan totaled $977 and $802 for the years ended December 31, 2023 and 2022, respectively.

Note 13 – Income Taxes

The Company provides deferred U.S. federal, state, or foreign income tax benefits for periods presented. The Company has also provided a valuation allowance on the net deferred tax asset because of uncertainty regarding realizability. Realization of deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards.

Deferred tax assets and liabilities arise primarily from net operating loss carryforwards and temporary differences arising from the amortization of intangible assets, depreciation on property and equipment, and various accrued liabilities.

Income taxes included in the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 are detailed below:

	For the Years Ended December 31,
	2023	2022
Current income tax (benefit) expense:
Federal	$—	$—
State	2	—
Deferred income tax (benefit) expense:
Federal	—	(195)
State	—	(32)
Total income tax (benefit) expense	$2	$(227)

Solid Power, Inc. | 2023 Form 10-K | 65

The tables below represent a reconciliation of the statutory federal income tax expense to income tax:

	December 31,
	2023	2022
Income tax expense at the federal statutory rate	21.00%	21.00%
State income taxes - net of federal income tax benefits	1.42%	13.07%
Permanent Differences	(1.07)%	(3.14)%
Permanent Differences – Fair Value Adjustments– Warrant Liability	1.63%	66.21%
Permanent Differences – Fair Value Adjustments– Marketable Securities	—%	(5.13)%
Prior year provision to return	(0.26)%	0.03%
Net change in valuation allowance	(25.54)%	(104.28)%
Research and Development	2.62%	13.65%
Other	0.20%	0.33%
Total income tax (benefit)	—%	1.75%

For the years ended December 31, 2023 and 2022, the effective tax rate was approximately 0.00% and 1.75%, respectively. Differences between the statutory rate and the Company’s effective tax rate resulted from changes in valuation allowance and permanent differences for tax purposes in the treatment of certain nondeductible expenses.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss	$30,534	$17,962
R&D Credit	3,557	1,908
Stock compensation	3,333	1,991
Section 174 Capitalization	9,406	5,731
ROU Lease Liability	2,332	2,459
MTM Market Equities	125	—
Other	1,204	748
Total income tax expense (benefit)	50,491	30,799
Valuation allowance	(44,109)	(28,030)
Net deferred tax assets:	6,382	2,769
Deferred tax liabilities:
Intangibles (non-goodwill)	$(1)	$(1)
Property and equipment	(797)	(652)
Accretion	(3,351)	—
ROU Asset	(2,233)	(2,116)
Total deferred tax liabilities	(6,382)	(2,769)
Total net deferred tax liability	$—	$—

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The valuation allowance increased by $16,079 in 2023.

Solid Power, Inc. | 2023 Form 10-K | 66

At December 31, 2023 and 2022, the Company had total domestic Federal net operating loss carryovers of approximately $129,729 and $73,367, respectively. Federal net operating losses generated on or prior to December 31, 2017 expire in 2037. Federal net operating losses generated on or after January 1, 2018 have an indefinite carryforward and are only available to offset 80% taxable income beginning in 2021. The determination of state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and that can thereby impact the amount of such carryforwards. The majority of the state net operating losses have an indefinite carryforward.

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

As the Company had no uncertain tax benefits before the year ending December 31, 2023, there is no accrual of interest or penalties related to uncertain tax positions.

The following table summarizes the Company’s unrecognized tax benefits:

December 31, 2023
Balance, beginning of year	$636
Gross increases related to prior period tax position	212
Gross increases related to current period tax position	338
Gross decreases related to prior period tax position	—
Balance, end of year	$1,186

Included in the balance of unrecognized tax benefits at December 31, 2023 are potential benefits of $1,186 that if recognized would affect the effective tax rate.

The 2019 through 2022 tax years remain open to examination by the Internal Revenue Service and, with few exceptions, various other state tax agencies. These taxing authorities have the authority to examine those tax years until the applicable statutes of limitations expire.

Note 14 – Contingencies

In the normal course of business, the Company may be party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Note 15 – Subsequent Events

Agreements with SK On

On January 10, 2024, the Company entered into several agreements with SK On to include the R&D License Agreement, the Electrolyte Supply Agreement, and the Line Installation Agreement.

The R&D License Agreement granted SK On a research and development license of the Company’s intellectual property related to cell designs and manufacturing processes allowing for the installation and operation of the SK On Line. The license may not be used for commercial battery cell production under the current terms of this agreement. In consideration of the license and the other obligations of the parties in this agreement, SK On will pay the Company $20,000 between June 2024 and July 2027, subject to the Company achieving certain milestones.

Under the Electrolyte Supply Agreement, SK On has agreed to purchase the Company’s electrolyte for use on the SK On Line. SK On will initially purchase electrolyte to validate the new pilot line. After validation, SK On is required to purchase at least

Solid Power, Inc. | 2023 Form 10-K | 67

eight metric tons of electrolyte from the Company by December 31, 2028. The Company expects to receive at least $10,000 in revenue from these electrolyte sales.

The Line Installation Agreement provides that the Company will, or will cause a subcontractor to, design, procure, and install the SK On Line in exchange for approximately $22,300 to be paid in three installments. The new line will be modeled after the Company’s pilot cell production line in Colorado, which is capable of producing cells between 60 and 100 Ah, and will produce EV cells utilizing the Company’s electrolyte technology. Construction of the line will begin in 2024 and is expected to be complete in 2025.

Stock Repurchase Program

On January 23, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $50,000 of the Company’s outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock from time to time until the repurchase program expires on December 31, 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

As a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended December 31, 2023 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Solid Power, Inc. | 2023 Form 10-K | 68

Item 9B. Other Information

During the quarter ended December 31, 2023, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(c) of Regulation S-K:

			Trading Arrangement		Aggregate Number
		Date of	Rule	Non-Rule	of Securities to be	Expiration
Name and Title	Action	Action	10b5-1(1)	10b5-1	Purchased or Sold	Date
Derek Johnson Chief Operating Officer	Termination	11/21/2023	☒	☐	Up to 954,594 shares of common stock to be sold	8/30/2024

(1)Intended to satisfy the affirmative defense of Rule 10b5-1.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding executive officers called for by Item 401(b) of Regulation S-K may be found under “Business—Information About our Executive Officers.” The other information required by this Item is included in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is included in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is included in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Solid Power, Inc. | 2023 Form 10-K | 69

Solid Power, Inc. | 2023 Form 10-K | 70

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits
(1)	Financial Statements.

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: None
(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit/ Annex	Filing Date
2.1	Business Combination Agreement and Plan of Reorganization, dated as of June 15, 2021, by and among the Company, DCRC Merger Sub, Inc. and Solid Power Operating, Inc.	424B3	333-258681	Annex A	November 10, 2021
2.2	First Amendment to the Business Combination Agreement, dated October 12, 2021, by and among the Company, DCRC Merger Sub, Inc. and Solid Power Operating, Inc.	424B3	333-258681	Annex A-1	November 10, 2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40284	3.1	December 13, 2021
3.2	Amended and Restated Bylaws	8-K	001-40284	3.1	November 21, 2022
4.1	Specimen Common Stock Certificate	8-K	001-40284	4.1	December 13, 2021
4.2	Specimen Warrant Certificate	8-K	001-40284	4.2	December 13, 2021
4.3	Warrant Agreement, dated March 23, 2021, between the Company and Continental Stock Transfer & Trust Company	8-K	001-40284	4.1	March 26, 2021
4.4	Amended and Restated Registration Rights Agreement	8-K	001-40284	10.2	December 13, 2021
4.5±	Board Nomination and Support Agreement between Solid Power, Inc., BMW Holding B.V. and the stockholders of Solid Power, Inc. listed on Schedule A thereto, dated May 5, 2021	S-4	333-258681	4.4	August 10, 2021

Solid Power, Inc. | 2023 Form 10-K | 71

4.6	Description of Securities	10-K	001-40284	4.6	March 23, 2022
10.1	Private Placement Warrants Purchase Agreement, dated March 23, 2021, between Decarbonization Plus Acquisition Corporation III, Decarbonization Plus Acquisition Sponsor III LLC and the other purchasers named therein	8-K	001-40284	10.5	March 26, 2021
10.2#	Solid Power, Inc. 2021 Equity Incentive Plan	8-K	001-40284	10.7	December 13, 2021
10.3#	Solid Power, Inc. 2021 Employee Stock Purchase Plan	S-8	333-262714	99.3	February 14, 2022
10.4#	Solid Power, Inc. 2014 Equity Incentive Plan	S-8	333-262714	99.1	February 14, 2022
10.5#	Form of Stock Option Grant Notice under Solid Power, Inc. 2014 Equity Incentive Plan	S-8	333-262714	99.4	February 14, 2022
10.6#	Form of Notice of Stock Option Grant under Solid Power, Inc. 2021 Equity Incentive Plan	S-8	333-262714	99.5	February 14, 2022
10.7#	Form of Notice of Restricted Stock Unit Grant (Employee) under Solid Power, Inc. 2021 Equity Incentive Plan	S-8	333-262714	99.6	February 14, 2022
10.8#	Form of Notice of Restricted Stock Unit Grant (New Director) under Solid Power, Inc. 2021 Equity Incentive Plan	S-8	333-262714	99.7	February 14, 2022
10.9#	Form of Notice of Restricted Stock Unit Grant (Annual Award) under Solid Power, Inc. 2021 Equity Incentive Plan	S-8	333-262714	99.8	February 14, 2022
10.10±	Joint Development Agreement, dated July 1, 2017, by and among Solid Power Operating, Inc. and BMW of North America, LLC	S-4/A	333-258681	10.11	October 13, 2021
10.11±	Amendment No. 1 to Joint Development Agreement, dated February 18, 2021, between Solid Power Operating, Inc. and BMW of North America, LLC	S-4/A	333-258681	10.12	October 13, 2021
10.12±	Amendment No. 2 to Joint Development Agreement, dated March 22, 2021, between Solid Power Operating, Inc. and BMW of North America, LLC	S-4/A	333-258681	10.13	October 13, 2021
10.13±	Amendment No. 3 to Joint Development Agreement, dated November 1, 2021, between Solid Power Operating, Inc. and BMW of North America, LLC	8-K	001-40284	10.15	December 13, 2021
10.14±	Amendment No. 4 to Joint Development Agreement, dated December 20, 2022, between Solid Power Operating, Inc. and BMW of North America, LLC	8-K	001-40284	10.1	December 21, 2022

Solid Power, Inc. | 2023 Form 10-K | 72

10.15±	Agreement for the Joint Development of Solid State Batteries for Automotive Applications between Ford Motor Company and Solid Power Operating, Inc., dated December 28, 2018	S-4/A	333-258681	10.14	October 13, 2021
10.16±	Series B Preferred Stock Financing Letter Agreement between the Ford Motor Company and Solid Power Operating, Inc., dated May 5, 2021	S-4/A	333-258681	10.15	October 13, 2021
10.17±	Second Amendment to Joint Development Agreement, dated June 30, 2023, between Solid Power Operating, Inc. and Ford Motor Company	8-K	001-40284	10.1	July 5, 2023
10.18±	Joint Development Agreement, dated October 28, 2021, between Solid Power Operating, Inc. and SK Innovation Co., Ltd.	S-4/A	333-258681	10.16	November 2, 2021
10.19±	Research and Development Technology License Agreement, dated January 10, 2024, between Solid Power Operating, Inc. and SK On Co., Ltd.	8-K	001-40284	10.1	January 16, 2024
10.20±	Electrolyte Supply Agreement, dated January 10, 2024, between Solid Power Operating, Inc. and SK On Co., Ltd.	8-K	001-40284	10.2	January 16, 2024
10.21±	Line Installation Agreement, dated January 10, 2024, among Solid Power Korea Co., Ltd., SK On Co., Ltd., and, for the limited purposes of Section 12.16 of the Line Installation Agreement, Solid Power, Inc.	8-K	001-40284	10.3	January 16, 2024
10.22#	Solid Power, Inc. Outside Director Compensation Policy	8-K	001-40284	10.1	July 10, 2023
10.23#	Solid Power, Inc. Executive Incentive Compensation Plan	8-K	001-40284	10.10	December 13, 2021
10.24#	Solid Power, Inc. Executive Change in Control and Severance Plan	8-K	001-40284	10.11	December 13, 2021
10.25#	Solid Power, Inc. Form of Indemnification Agreement	8-K	001-40284	10.1	December 13, 2021
10.26#	Offer Letter with John Van Scoter, dated May 26, 2023	8-K	001-40284	10.1	May 31, 2023
10.27#	Letter Agreement with Derek Johnson, dated August 5, 2021	8-K	001-40284	10.5	December 13, 2021
10.28±#	Letter Agreement with Joshua Buettner-Garrett, dated August 5, 2021	10-K	001-40284	10.25	March 1, 2023
10.29±#	Offer Letter with James Liebscher, dated June 9, 2021	10-K	001-40284	10.26	March 1, 2023

Solid Power, Inc. | 2023 Form 10-K | 73

10.30±#	Offer Letter with Kevin Paprzycki, dated September 30, 2021	10-K	001-40284	10.27	March 1, 2023
10.31#	Letter Agreement with David Jansen, dated August 5, 2021	8-K	001-40284	10.4	December 13, 2021
10.32#	Interim CEO Agreement with David Jansen, dated November 29, 2022	8-K	001-40284	10.1	November 29, 2022
10.33#	Amendment to Interim CEO Agreement, dated August 7, 2023, between Solid Power, Inc. and David B. Jansen	8-K	001-40284	10.1	August 9, 2023
10.34±#	Offer Letter with Jon Jacobs, dated September 26, 2021	10-K	001-40284	10.24	March 23, 2022
10.35±#	Separation and Release Agreement with Jon Jacobs, dated February 10, 2023	10-K	001-40284	10.30	March 1, 2023
10.36#	Form of Retention Agreement, dated November 29, 2022	8-K	001-40284	10.2	November 29, 2022
10.37	Lease Agreement between the Company and Red Pierce, LLC, dated November 29, 2016	8-K	001-40284	10.19	December 13, 2021
10.38	Amendment to Lease Agreement between the Company and Red Pierce, LLC, dated December 5, 2017	8-K	001-40284	10.20	December 13, 2021
10.39±	Second Amendment to Lease Agreement by and between the Company and Red Pierce, LLC, dated December 1, 2022	8-K	001-40284	10.1	December 2, 2022
10.40	Industrial Lease Agreement between the Company and 25 North Investors SPE1, LLC, dated September 1, 2021	8-K	001-40284	10.21	December 13, 2021
21*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification
97*	Solid Power, Inc. Policy on Recovery of Incentive Compensation

Solid Power, Inc. | 2023 Form 10-K | 74

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
±	Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish an unredacted copy of the exhibit to the SEC upon request.
#	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary

None.

Solid Power, Inc. | 2023 Form 10-K | 75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2024

SOLID POWER, INC.

By:	/s/ Kevin Paprzycki
Name:	Kevin Paprzycki
Title:	Chief Financial Officer and Treasurer

Solid Power, Inc. | 2023 Form 10-K | 76

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John Van Scoter, Kevin Paprzycki, and James Liebscher, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
President, Chief Executive Officer, and Director
/s/ John Van Scoter	(Principal Executive Officer)	February 28, 2024
John Van Scoter
Chief Financial Officer and Treasurer
/s/ Kevin Paprzycki	(Principal Financial and Accounting Officer)	February 28, 2024
Kevin Paprzycki

/s/ Erik Anderson	Director	February 28, 2024
Erik Anderson

/s/ Kaled Awada	Director	February 28, 2024
Kaled Awada

/s/ Rainer Feurer	Director	February 28, 2024
Rainer Feurer

/s/ Steven H. Goldberg	Director	February 28, 2024
Steven H. Goldberg

/s/ Susan Kreh	Director	February 28, 2024
Susan Kreh

/s/ Aleksandra Miziolek	Director	February 28, 2024
Aleksandra Miziolek

/s/ Lesa Roe	Director	February 28, 2024
Lesa Roe

/s/ John Stephens	Director	February 28, 2024
John Stephens

/s/ MaryAnn Wright	Director	February 28, 2024
MaryAnn Wright

Solid Power, Inc. | 2023 Form 10-K | 77