Form 10-Q
period 2024-03-31
Solid Power, Inc.
filed 2024-05-08
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

177,045,891 shares of common stock were issued and outstanding as of May 6, 2024.

SOLID POWER, INC.

FORM 10-Q

GLOSSARY OF DEFINED TERMS

Term	Definition
2014 Plan	Solid Power, Inc. 2014 Equity Incentive Plan
2021 Plan	Solid Power, Inc. 2021 Equity Incentive Plan
2023 Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2023
Ah	Ampere hour
BMW	BMW of North America LLC
Board	The Board of Directors of Solid Power, Inc.
Electrolyte Supply Agreement	Electrolyte Supply Agreement, dated January 10, 2024, between Solid Power Operating, Inc. and SK On
ESPP	Solid Power, Inc. 2021 Employee Stock Purchase Plan
EV	Battery electric vehicle
EV cells	Prototype cell formats between 60 and 100 Ah
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. generally accepted accounting principles
JDA	Joint development agreement
Line Installation Agreement	Line Installation Agreement, dated January 10, 2024, among Solid Power Korea Co., Ltd., SK On, and, for the limited purposes of Section 12.16 of the Line Installation Agreement, Solid Power
OEM	Automotive original equipment manufacturers
Private Placement Warrants	Warrants sold in a private placement as part of our initial public offering or acquired through a conversion of a working capital loan
Public Warrants	Our publicly-traded warrants
R&D License Agreement	Research and Development Technology License Agreement, dated January 10, 2024, between Solid Power Operating, Inc. and SK On
Report	This Quarterly Report on Form 10-Q
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SK On	SK On Co., Ltd.
SK On Agreements	Electrolyte Supply Agreement, Line Installation Agreement, and R&D License Agreement, collectively
Solid Power / the Company / we / us / our	Solid Power, Inc., a Delaware corporation (f/k/a Decarbonization Plus Acquisition Corporation III)
SP1	Our Louisville, Colorado facility, which we primarily use for cell production, research and development, and quality control
SP2	Our Thornton, Colorado facility, which we primarily use for pilot production of electrolyte, research and development, quality control, and general office space
Warrants	Private Placement Warrants and Public Warrants

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

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

●	risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require, and our ability to commercialize our technology in advance of competing technologies;
●	rollout of our business plan and the timing of expected business milestones;
●	risks relating to the non-exclusive nature of our OEM and other partner relationships and our ability to manage these business relationships;
●	our ability to negotiate and execute commercial agreements with our partners on commercially reasonable terms;
●	our ability to protect and maintain our intellectual property, including in jurisdictions outside of the United States;
●	broad market adoption of EVs and other technologies where we are able to deploy our technology, if developed successfully;
●	our success attracting and retaining our executive officers, key employees, and other qualified personnel;
●	changes in applicable laws or regulations;
●	risks relating to our information technology infrastructure and data security breaches;
●	risks relating to our status as a research and development stage company with a history of financial losses with an expectation of incurring significant expenses and continuing losses for the foreseeable future;
●	our ability to secure government contracts and grants and the availability of government subsidies and economic incentives;
●	delays in the construction and operation of additional facilities;
●	risks relating to other economic, business, or competitive factors in the United States and other jurisdictions, including supply chain interruptions and changes in market conditions, and our ability to manage these risks and uncertainties; and
●	those factors discussed in “Part I, Item 1A. Risk Factors” in our 2023 Form 10-K, as such description may be updated or amended in future filings we make with the SEC.

We caution you that the foregoing list does not contain all of the risks or uncertainties that could affect the Company.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in “Part I, Item 1A. Risk Factors” in our 2023 Form 10-K, as such description may be updated or amended in future filings we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Solid Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and number of shares)

	March 31, 2024
	(Unaudited)	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$14,019	$34,537
Marketable securities	132,619	141,505
Contract receivables	10,106	1,553
Contract receivables from related parties	4,152	—
Prepaid expenses and other current assets	9,656	5,523
Total current assets	170,552	183,118
Long-Term Assets
Property, plant and equipment, net	99,593	99,156
Right-of-use operating lease assets, net	7,004	7,154
Right-of-use finance lease assets, net	1,030	1,088
Investments	232,307	239,566
Intangible assets, net	1,800	1,650
Prepaid expenses and other assets	3,884	1,060
Total long-term assets	345,618	349,674
Total assets	$516,170	$532,792
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other accrued liabilities	7,866	6,455
Deferred revenue	3,078	1
Deferred revenue from related parties	—	828
Accrued compensation	6,267	7,590
Operating lease liabilities	647	626
Finance lease liabilities	374	379
Total current liabilities	18,232	15,879
Long-Term Liabilities
Warrant liabilities	4,728	4,227
Operating lease liabilities	7,824	7,996
Finance lease liabilities	464	552
Deferred revenue	4,716	—
Other liabilities	829	803
Total long-term liabilities	18,561	13,578
Total liabilities	36,793	29,457
Stockholders’ Equity
Common Stock, $0.0001 par value; 2,000,000,000 shares authorized; 178,349,557 and 179,010,884 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	18	18
Additional paid-in capital	586,343	588,515
Accumulated deficit	(105,846)	(84,639)
Accumulated other comprehensive loss	(1,138)	(559)
Total stockholders’ equity	479,377	503,335
Total liabilities and stockholders’ equity	$516,170	$532,792

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$5,953	$3,792
Operating Expenses
Direct costs	4,290	6,274
Research and development	18,873	11,648
Selling, general and administrative	8,571	7,188
Total operating expenses	31,734	25,110
Operating Loss	(25,781)	(21,318)
Nonoperating Income and Expense
Interest income	5,117	4,835
Change in fair value of warrant liabilities	(501)	(2,662)
Interest expense	(42)	(13)
Total nonoperating income and expense	4,574	2,160
Net Loss Attributable to Common Stockholders	$(21,207)	$(19,158)
Other Comprehensive Income (Loss)	(579)	885
Comprehensive Loss Attributable to Common Stockholders	$(21,786)	$(18,273)
Basic and diluted loss per share	$(0.12)	$(0.11)
Weighted average shares outstanding – basic and diluted	180,784,020	176,934,261

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Loss	Equity
Balance as of December 31, 2023	179,010,884	$18	$588,515	$(84,639)	$(559)	$503,335
Net loss	—	—	—	(21,207)	—	(21,207)
Withholding of employee taxes related to stock-based compensation	—	—	(169)	—	—	(169)
Shares of common stock issued for vested RSUs	161,995	—	—	—	—	—
Stock options exercised	2,360,316	—	97	—	—	97
Repurchase and retirement of shares of common stock	(3,183,638)	—	(4,963)	—	—	(4,963)
Stock-based compensation expense	—	—	2,863	—	—	2,863
Unrealized loss on marketable securities	—	—	—	—	(579)	(579)
Balance as of March 31, 2024	178,349,557	$18	$586,343	$(105,846)	$(1,138)	$479,377

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Loss	Equity
Balance as of December 31, 2022	176,007,184	$18	$577,603	$(19,090)	$(3,159)	$555,372
Net loss	—	—	—	(19,158)	—	(19,158)
Stock options exercised	1,679,954	—	150	—	—	150
Stock-based compensation expense	—	—	2,222	—	—	2,222
Unrealized gain on marketable securities	—	—	—	—	885	885
Balance as of March 31, 2023	177,687,138	$18	$579,975	$(38,248)	$(2,274)	$539,471

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(21,207)	$(19,158)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	3,909	2,264
Amortization of right-of-use assets	207	183
Stock-based compensation expense	2,863	2,222
Change in fair value of warrant liabilities	501	2,662
Accretion of discounts on other long-term liabilities	(4)	—
Amortization of premiums and accretion of discounts on marketable securities	(2,428)	(2,716)
Change in operating assets and liabilities that provided (used) cash and cash equivalents:
Contract receivables	(8,553)	(179)
Contract receivables from related parties	(4,152)	319
Prepaid expenses and other assets	(6,983)	(1,129)
Accounts payable and other accrued liabilities	1,290	1,699
Deferred revenue	7,794	(14)
Deferred revenue from related parties	(828)	(3,000)
Accrued compensation	(1,323)	(2,652)
Operating and finance lease liabilities, short-term	(151)	(132)
Net cash and cash equivalents used in operating activities	(29,065)	(19,631)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(4,054)	(11,581)
Purchases of marketable securities and investments	(61,287)	(110,636)
Proceeds from sales of marketable securities	79,134	101,665
Purchases of intangible assets	(154)	(125)
Net cash and cash equivalents provided by (used in) investing activities	13,639	(20,677)
Cash Flows from Financing Activities
Payments of debt	—	(7)
Proceeds from exercise of stock options	97	150
Cash paid for withholding of employee taxes related to stock-based compensation	(169)	—
Repurchase of shares of common stock	(4,914)	—
Payments on finance lease liabilities	(106)	(70)
Net cash and cash equivalents provided by (used in) financing activities	(5,092)	73

Net decrease in cash and cash equivalents	(20,518)	(40,235)
Cash and cash equivalents at beginning of period	34,537	50,123
Cash and cash equivalents at end of period	14,019	9,888

Cash paid for interest	$42	$13
Accrued capital expenditures	$954	$3,370

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

Note 2 – Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 – Significant Accounting Policies to the Company’s financial statements included in the 2023 Form 10-K and are supplemented by the Notes to the Condensed Consolidated Financial Statements (Unaudited) (the “Notes”) included in this Report. The financial statements included in this Report (including the Notes) should be read in conjunction with the 2023 Form 10-K.

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

Recent Accounting Pronouncements

Income taxes

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the disclosure impact of ASU 2023-09.

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker, or CODM. ASU 2023-07 will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the disclosure impact of ASU 2023-07.

Note 3 – Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	March 31, 2024	December 31, 2023
Commercial production equipment	$36,223	$36,086
Laboratory equipment	10,748	9,910
Leasehold improvements	59,361	59,109
Furniture and computer equipment	4,042	3,915
Construction in progress	16,638	13,650
Total cost	127,012	122,670
Accumulated depreciation	(27,419)	(23,514)
Net property and equipment	$99,593	$99,156

Depreciation expenses for dedicated laboratory equipment and commercial production equipment are charged to research and development. The other depreciation expenses are included in the Company’s overhead and are allocated across Operating Expenses based on Company personnel costs incurred.

Depreciation expense related to property, plant and equipment are summarized as follows:

	Three Months Ended March 31,
	2024	2023
Depreciation expense	$3,905	$2,259

The Company expanded its electrolyte production to produce larger quantities of electrolyte material required to feed cell-production lines and continue research and development efforts at SP2. The Company began producing electrolyte at SP2 in 2023.

	March 31, 2024	December 31, 2023
Construction in progress
SP1 - Capital projects	$3,404	$2,298
SP2 - Increased scale electrolyte production	13,234	11,352

Note 4 – Intangible Assets

Intangible assets of the Company are summarized as follows:

	March 31, 2024		December 31, 2023
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(63)	$149	$(61)
Patents	124	(7)	92	(5)
Patents pending	1,561	—	1,444	—
Trademarks	13	—	13	—
Trademarks pending	22	—	18	—
Total amortized intangible assets	$1,869	$(70)	$1,716	$(66)

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Amortization expense	$4	$5

Useful lives of intangible assets range from three to 20 years. Amortization expenses are allocated ratably across Operating Expenses based on Company personnel costs incurred.

Note 5 – Collaborative Arrangement

On January 10, 2024, the Company entered into the SK On Agreements.

The Company determined the R&D License Agreement, Electrolyte Supply Agreement, and the Line Installation Agreement should be combined and evaluated as a single contract, the SK On Agreements. The SK On Agreements were determined to be a collaborative arrangement in accordance with ASC Topic 808, Collaborative Arrangements, and revenue recognition is recorded by analogy to ASC Topic 606, Revenue from Contracts with Customers. The Company determined the SK On Agreements represent a single, combined performance obligation. Collaborative revenue will be recognized over time using the input measurement method utilizing incurred labor hours in relation to total labor hours anticipated to satisfy the combined performance obligation. The Company will expense contract fulfillment costs as incurred.

Note 6 – Fair Value Measurements

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of March 31, 2024 and December 31, 2023, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$95,059	$—	$—	$95,059
Corporate Bonds	$223,649	$—	$—	$223,649
Government Bonds	$46,218	$—	$—	$46,218

Liabilities
Public Warrants	$2,637	$—	$—	$2,637
Private Placement Warrants	$—	$2,091	$—	$2,091

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$84,909	$—	$—	$84,909
Corporate Bonds	$239,473	$—	$—	$239,473
Government Bonds	$56,689	$—	$—	$56,689

Liabilities
Public Warrants	$2,505	$—	$—	$2,505
Private Placement Warrants	$—	$1,722	$—	$1,722

The change in fair value of the Company’s marketable securities and long-term investments are included in other comprehensive income (loss). There were no transfers in and out of Level 3 fair value hierarchy during the three months ended March

31, 2024 or year ended December 31, 2023. During the three months ended March 31, 2024 and 2023, the Company purchased $61,287 and $110,636 of marketable securities and long-term investments, respectively.

Fair Value of Warrants

The fair value of the Private Placement Warrants have been estimated using a Black-Scholes model as of March 31, 2024 and December 31, 2023 Consolidated Balance Sheet dates. The estimated fair value of the Private Placement Warrants is determined using Level 2 directly or indirectly observable inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s Public Warrants and from historical volatility of select peer companies’ common stock. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Warrants. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 input.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates:

	March 31, 2024	December 31, 2023
Exercise price	$11.50	$11.50
Stock price	$2.03	$1.45
Volatility	85.8%	95.0%
Term (in years)	2.69	2.94
Risk-free rate	4.36%	3.94%

The following table provides a rollforward of the Public Warrants measured at fair value per Public Warrant using Level 1 inputs and Private Placement Warrants measured at fair value per Private Placement Warrant using Level 2 inputs:

	Public Warrants	Private Placement Warrants
	Level 1 Fair Value	Level 2 Fair Value
December 31, 2023	$0.19	$0.28
Change in fair value	$0.01	$0.06
March 31, 2024	$0.20	$0.34

The following tables provides a reconciliation of the change in fair value for the Public Warrants and Private Placement Warrants at March 31.

				Three Months Change in
Warrant Class	Level	Warrants	December 31, 2023	Fair Value	March 31, 2024
Public Warrants	1	13,182,501	$2,505	$132	$2,637
Private Placement Warrants	2	6,150,802	$1,722	$369	$2,091
Total		19,333,303	$4,227	$501	$4,728

Note 7 – Warrant Liabilities

The table below provides a summary of the outstanding Public and Private Placement Warrants at:

	March 31, 2024	December 31, 2023
Public Warrants	13,182,501	13,182,501
Private Placement Warrants	6,150,802	6,150,802

Each whole Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to customary adjustments. Only whole Warrants are exercisable. The Warrants became exercisable on January 7, 2022 and will expire on December 8, 2026.

None of the Private Placement Warrants are redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. The table below provides the fair value of warrant liabilities at:

	March 31, 2024	December 31, 2023
Fair value of warrant liabilities	$4,728	$4,227

The table below provides the Company’s loss recognized in connection with changes in fair value of warrant liabilities:

	Three Months Ended March 31,
	2024	2023
Loss recognized associated with warrant liabilities	$(501)	$(2,662)

There have been no changes to our Public or Private Placement Warrants, including redemption terms disclosed in our 2023 Form 10-K.

Note 8 – Stockholders’ Equity

Common Stock

Stock options exercised for common stock, shares of common stock repurchased under the stock repurchase program, and shares of common stock issued upon vesting of RSUs for the three months ended March 31, 2024 and 2023 are summarized in the table below:

	Three Months Ended March 31,
	2024	2023
Stock options exercised	2,360,316	1,679,954
Shares of common stock repurchased	(3,183,638)	—
Shares of common stock issued for vested RSUs	161,995	—

The table below presents the cash received or paid associated with common stock related activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cash received from stock options exercised	$97	$150
Cash paid for shares of common stock repurchased	(4,914)	—

Stock Repurchase Program

On January 23, 2024, the Company announced that its Board approved a stock repurchase program authorizing the Company to purchase up to $50,000 of the Company’s outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock from time to time until the repurchase program expires on December 31, 2025.

The table below presents the number of shares repurchased and retired, the aggregate cost, and the average purchase price per share for the three months ended March 31, 2024:

	Shares	Aggregate cost	Avg. Price Paid Per Share
Repurchased and retired shares of common stock	3,183,638	$4,963	$1.52

In April 2024, the Company purchased 1,816,362 shares of common stock for $3,393 with an average price of $1.85 per share, under the stock repurchase program.

Note 9 – Stock-Based Compensation

There have been no changes to our equity incentive plans, the ESPP, or our accounting methodology for stock-based compensation, as disclosed in our 2023 Form 10-K.

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

For the three months ended March 31, 2024 and 2023, the Company recognized compensation costs totaling:

	Three Months Ended March 31,
	2024	2023
Equity-based compensation costs related to RSUs	$1,212	$635
Equity-based compensation costs related to stock options	1,614	1,587
Equity-based compensation costs related to ESPP	37	—
Total equity-based compensation costs	$2,863	$2,222
Unrecognized future compensation cost as of:	20,837	59,945

The following table summarizes our award activity for RSUs and stock options for the three months ended March 31, 2024:

	RSUs	Stock Options
Balance at December 31, 2023	4,473,016	24,264,016
Granted	3,159,872	4,566,167
Vested or Exercised	(264,754)	(2,360,316)
Forfeited	(72,619)	(842,395)
Balance at March 31, 2024	7,295,515	25,627,472

Stock Options

The fair value of each stock option grant during the three months ended March 31, 2024 and 2023 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	Three Months Ended March 31,
	2024	2023
Approximate risk‑free rate	4.21%	4.28%
Volatility	48.35%	46.86%
Average expected life (in years)	6	6
Dividend yield	—%	—%
Weighted‑average grant date fair value	$1.56	$3.11
Estimated fair value of total stock options granted	$3,675	$5,165

Note 10 – Basic and Diluted Loss Per Share

Basic loss per share represents net loss attributable to common stock divided by the basic weighted average number of shares of common stock outstanding during the period.

Diluted loss per share also includes the dilutive effect of additional potential shares of common stock issuable from stock-based awards determined using the treasury stock method. Diluted loss per share represents net earnings divided by diluted weighted average number of shares of common stock, which includes the average dilutive effect of all potentially dilutive securities that are outstanding during the period.

The table below sets forth the basic and diluted loss per share calculation for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders	$(21,207)	$(19,158)
Weighted average shares outstanding – basic and diluted	180,784,020	176,934,261
Basic and diluted loss per share	$(0.12)	$(0.11)

Due to the net loss for the three months ended March 31, 2024 and 2023 presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. The table below sets forth (in shares) potentially dilutive securities excluded from the diluted loss per share calculation for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Warrants	19,333,303	19,333,303
2014 Plan & 2021 Plan - Stock Options	22,140,322	25,352,980
2021 Plan - RSUs	5,031,773	1,764,062
ESPP - Common Stock	184,970	90,314
Contingently Issued Shares of Common Stock	—	49,834
Total potentially dilutive securities	46,690,368	46,590,493

Note 11 – Leases

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

The Company has certain equipment leases classified as finance leases as of March 31, 2024.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

Three Months Ended
March 31, 2024
Finance lease costs:
Amortization of right-of-use assets	$58
Interest on lease liabilities	14
Operating lease costs	290
Total lease expense	$362

The components of cash flow information related to leases are as follows:

Three Months Ended
March 31, 2024
Operating outgoing cash flows – finance leases	$14
Financing outgoing cash flows – finance leases	92
Operating outgoing cash flows – operating leases	292
Right-of-use assets obtained in exchange for new finance lease liabilities:	—
Right-of-use assets obtained in exchange for new operating lease liabilities:	—

March 31, 2024
Finance lease
Weighted-average remaining lease term – finance leases (in years)	2.64
Weighted-average discount rate – finance leases	6.5%
Operating lease
Weighted-average remaining lease term – operating leases (in years)	8.99
Weighted-average discount rate – operating leases	6.8%

As of March 31, 2024, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2024 (remaining nine months)	$319	$881
2025	310	1,210
2026	179	1,248
2027	85	1,288
2028	16	1,329
2029	—	1,211
Thereafter	—	4,031
Total	909	11,198
Less present value discount	(71)	(2,728)
Total lease liabilities	$838	$8,470

Note 12 – Related Party Transactions

During the three months ended March 31, 2024, the Company recognized $4,980 of revenue related to the BMW JDA. As of March 31, 2024, the Company recorded $4,152 of accounts receivable related to the BMW JDA. During the three months ended March 31, 2023, the Company recognized $3,000 of revenue related to the BMW JDA. For the year ended, December 31, 2023, the Company recorded $828 of deferred revenue related to cash paid from BMW in advance of services provided.

Note 13 – Income Taxes

The Company’s effective tax rate was 0.00% and the Company was in a full valuation allowance for the three months ended March 31, 2024 and 2023.

Note 14 – Contingencies

In the normal course of business, the Company may be party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs, and expected performance. For additional discussion, see “Cautionary Note Regarding Forward-Looking Statements” above. The forward-looking statements are dependent upon events, risks, and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Report and under “Part I, Item 1A. Risk Factors” of our 2023 Form 10-K, as such descriptions may be updated or amended in future filings we make with the SEC. Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Report and our 2023 Form 10-K. We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments, or otherwise, except to the extent that such disclosure is required by applicable law.

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

We have partnered with industry leaders BMW, Ford Motor Company, and SK On and will continue to work closely with our partners to improve cell designs, produce electrolyte material, and commercialize our technology. Our products are currently in the development stage and require further research and improvement before we can commercialize our technology.

Recent Business Highlights

●	Entered into the SK On Agreements with strong early execution on technology transfer and line installation.
●	Expanded electrolyte sampling with shipments to multiple potential customers.
●	A-2 Sample cells remain on track with end-of-year delivery target.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

During the three months ended March 31, 2024, we continued to expand and accelerate our development efforts through increased capital and operational investments. We continued to invest in talent while expanding our facilities, production equipment, and capabilities. We expect to continue to increase our spending in all operational areas through the remainder of 2024 in order to execute our development strategy.

The following table is a consolidated summary of our operating results for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change	%
Revenue	$5,953	$3,792	$2,161	57%
Operating Expenses
Direct costs	4,290	6,274	(1,984)	(32)%
Research and development	18,873	11,648	7,225	62%
Selling, general and administrative	8,571	7,188	1,383	19%
Total operating expenses	31,734	25,110	6,624	26%
Operating Loss	(25,781)	(21,318)	(4,463)	(21)%
Nonoperating Income and Expense
Interest income	5,117	4,835	282	6%
Change in fair value of warrant liabilities	(501)	(2,662)	2,161	NM
Interest expense	(42)	(13)	(29)	(223)%
Total nonoperating income and expense	$4,574	2,160	$2,414	112%
Net Loss Attributable to Common Stockholders	$(21,207)	$(19,158)	$(2,049)	(11)%
Other Comprehensive Income (Loss)	(579)	885	(1,464)	NM
Comprehensive Loss Attributable to Common Stockholders	$(21,786)	$(18,273)	$(3,513)	(19)%

NM = Not meaningful

The key factors driving our results of operations for the three months ended March 31, 2024, including our increased operating loss as compared to the corresponding period in 2023, were as follows:

●	Revenue – revenue from the execution of our JDAs and collaborative arrangement deliverables drove the overall increase for the period, while revenue from performance on government contracts decreased slightly. We expect revenue to increase in the remainder of 2024 as we execute on our deliverables under our JDAs and other collaborative arrangements.

●	Direct costs – our direct costs decreased for the period primarily as a result of accelerated completion of JDA milestones. We expect direct costs to increase in the remainder of 2024 as we execute on our deliverables under our JDAs and other collaborative arrangements.
●	Research and development – our research and development costs increased for the period primarily as a result of increased labor and material costs as we expanded the development efforts of our battery cells and electrolyte material. We expect our research and development costs to remain at increased levels as we continue increasing the pace and scope of our development efforts.
●	Selling, general and administrative – our selling, general and administrative expenses increased for the period primarily due to additional use of outside professional services and additional planned hiring and workforce development associated with increasing our headcount. We expect our selling, general and administrative expenses to increase as a result of additional planned hiring and workforce development to, among other things, support our Korean operations.
●	Operating expenses – non-cash stock-based compensation costs increased for the period across research and development costs and selling, general and administrative expenses related to our increased headcount.
●	Nonoperating income – our nonoperating income increased for the period due to a decreased loss on fair value adjustment of warrant liabilities and an increase in interest income.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of cash have historically been derived from the sale of equity, with a small portion coming from performance on our JDAs, government contracts, and other collaborative arrangements.

As of March 31, 2024 and December 31, 2023, we had total liquidity, as set forth below:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$14,019	$34,537
Marketable securities	132,619	141,505
Long-term investments	232,307	239,566
Total liquidity	$378,945	$415,608

Total current liabilities	$18,232	$15,879

Short-Term Liquidity Requirements

Our short-term liquidity requirements include operating and capital expenses needed to further our research and development programs and to further optimize our pilot production lines and electrolyte manufacturing capabilities. We anticipate that our most significant capital expenditures for the remainder of 2024 will relate to finishing construction of our electrolyte research facility and enhancing the capabilities of our electrolyte production facility. We expect to fund our short-term liquidity requirements through our cash on hand and other liquid assets.

Long-Term Liquidity Requirements

We believe that our cash on hand is sufficient to meet our operating cash needs and working capital and capital expenditure requirements for a period of at least the next 12 months and longer term until we generate adequate cash flows from licensing activities and/or electrolyte sales. We also believe that we have adequate cash on hand for our stock repurchase program should we choose to execute additional share repurchases.

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

Stock Repurchase Program

On January 23, 2024, we announced that our Board approved a stock repurchase program authorizing us to purchase up to $50 million of our outstanding common stock. Under the stock repurchase program, we may purchase shares of our common stock from time to time until the repurchase program expires on December 31, 2025. The shares of common stock may be purchased on the open market, in unsolicited negotiated transactions, or in any manner that complies with the provisions of Rule 10b-18 of the Exchange Act. Management’s decision to repurchase shares of common stock will depend on a number of factors, such as the price of our common stock, economic and market conditions, and corporate and regulatory requirements. During the three months ended March 31, 2024, the Company repurchased 3,186,638 shares of common stock at an average price of $1.52 per share for an aggregate cost of approximately $4.96 million.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash and cash equivalents used in operating activities	$(29,065)	$(19,631)
Net cash and cash equivalents provided by (used in) investing activities	$13,639	$(20,677)
Net cash and cash equivalents provided by (used in) financing activities	$(5,092)	$73

Cash used in operating activities:

Cash used in operating activities increased from March 31, 2023 to 2024. The increase was primarily attributable to our operating loss, which was driven by a continued increase in direct and research and development costs. We expect cash used in operating activities to increase as we accelerate the pace and scope of our development efforts and work to achieve commercialization of our products.

Cash provided by (used in) investing activities:

Cash provided by (used in) in investing activities increased from March 31, 2023 to 2024 primarily due to net effect of proceeds from the sales of marketable securities and decreased capital expenditures for property, plant and equipment. As our production processes are scaled for commercialization, especially with respect to our electrolyte material, we expect capital expenditures to increase.

Cash provided by (used in) financing activities:

Cash used in financing activities for the three months ended March 31, 2024 was primarily related to the net effect of cash utilized for the stock repurchase program, partially offset by cash received from the exercise of stock options. Cash provided by financing activities for the three months ended March 31, 2023 was primarily from the exercise of stock options. We expect our cash used in financing activities to increase as we execute share repurchases through the remainder of 2024.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Estimates

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2024 as compared to those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2023 Form 10-K.

Recent Accounting Pronouncements

See Note 2 of our unaudited financial statements included in this Report as well as Note 2 of our audited financial statements included in our 2023 Form 10-K for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, prospects, reputation, results of operations, and financial condition, as well as the price of our common stock and warrants, can be affected by a number of factors, whether currently known or unknown, including those described in “Part I, Item 1A. Risk Factors” of our 2023 Form 10-K. When any one or more of these risks materialize from time to time, our business, reputation, results of operations, and financial condition, as well as the price of our common stock and warrants, can be materially and adversely affected. There have been no material changes to our risk factors since our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table summarizes our common stock repurchase program activity for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(1)
January 1 - January 31, 2024	—	$—	—	$50,000,000
February 1 - February 29, 2024	—	$—	—	$50,000,000
March 1 - March 31, 2024	3,183,638	$1.52	3,183,638	$45,085,686
Total	3,183,638	$4,914,314	3,183,638

(1)On January 23, 2024, we announced that our Board approved a stock repurchase program authorizing us to purchase up to $50 million of our outstanding common stock. Under the repurchase program, we may purchase shares of our common stock from time to time until the repurchase program expires on December 31, 2025. The shares of common stock may be purchased on the open market, in unsolicited negotiated transactions, or in any manner that complies with the provisions of Rule 10b-18 of the Exchange Act. Management’s decision to repurchase shares of common stock will depend on a number of factors, such as the price of our common stock, economic and market conditions, and corporate and regulatory requirements.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit/Annex	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40284	3.1	December 13, 2021
3.2	Amended and Restated Bylaws	8-K	001-40284	3.1	November 21, 2022
10.1±	Research and Development Technology License Agreement, dated January 10, 2024, between Solid Power Operating, Inc. and SK On Co., Ltd.	8-K	001-40284	10.1	January 16, 2024
10.2±	Electrolyte Supply Agreement, dated January 10, 2024, between Solid Power Operating, Inc. and SK On Co., Ltd.	8-K	001-40284	10.2	January 16, 2024
10.3±	Line Installation Agreement, dated January 10, 2024, among Solid Power Korea Co., Ltd., SK On Co., Ltd., and, for the limited purposes of Section 12.16 of the Line Installation Agreement, Solid Power, Inc.	8-K	001-40284	10.3	January 16, 2024
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its Inline XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: May 8, 2024	Solid Power, Inc.

By:	/s/ John Van Scoter
Name:	John Van Scoter
Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Kevin Paprzycki
Name:	Kevin Paprzycki
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)