Form 10-Q
period 2024-06-30
Solid Power, Inc.
filed 2024-08-07
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

178,962,858 shares of common stock were issued and outstanding as of August 5, 2024.

SOLID POWER, INC.

FORM 10-Q

GLOSSARY OF DEFINED TERMS

Term	Definition
2014 Plan	Solid Power, Inc. 2014 Equity Incentive Plan
2021 Plan	Solid Power, Inc. 2021 Equity Incentive Plan
2023 Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2023
Ah	Ampere hour
BMW	BMW of North America LLC
Board	The Board of Directors of Solid Power, Inc.
Electrolyte Supply Agreement	Electrolyte Supply Agreement, dated January 10, 2024, between Solid Power Operating, Inc. and SK On
ESPP	Solid Power, Inc. 2021 Employee Stock Purchase Plan
EV	Battery electric vehicle
EV cells	Prototype cell formats between 60 and 100 Ah
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. generally accepted accounting principles
JDA	Joint development agreement
Line Installation Agreement	Line Installation Agreement, dated January 10, 2024, among Solid Power Korea Co., Ltd., SK On, and, for the limited purposes of Section 12.16 of the Line Installation Agreement, Solid Power
Notes	Notes to the Condensed Consolidated Financial Statements (Unaudited) in this Report
OEM	Automotive original equipment manufacturers
Private Placement Warrants	Warrants sold in a private placement as part of our initial public offering or acquired through a conversion of a working capital loan
Public Warrants	Our publicly-traded warrants
R&D License Agreement	Research and Development Technology License Agreement, dated January 10, 2024, between Solid Power Operating, Inc. and SK On
Report	This Quarterly Report on Form 10-Q
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SK On	SK On Co., Ltd.
SK On Agreements	Electrolyte Supply Agreement, Line Installation Agreement, and R&D License Agreement, collectively
Solid Power / the Company / we / us / our	Solid Power, Inc., a Delaware corporation (f/k/a Decarbonization Plus Acquisition Corporation III)
SP1	Our Louisville, Colorado facility, which we primarily use for cell production, research and development, and quality control
SP2	Our Thornton, Colorado facility, which we primarily use for pilot production of electrolyte, research and development, quality control, and general office space
Warrants	Private Placement Warrants and Public Warrants

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Solid Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and number of shares)

	June 30, 2024
	(Unaudited)	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$30,638	$34,537
Marketable securities	109,882	141,505
Contract receivables	7,766	1,553
Contract receivables from related parties	4,581	—
Prepaid expenses and other current assets	7,959	5,523
Total current assets	160,826	183,118
Long-Term Assets
Property, plant and equipment, net	99,727	99,156
Right-of-use operating lease assets, net	6,852	7,154
Right-of-use finance lease assets, net	972	1,088
Investments	218,313	239,566
Intangible assets, net	1,912	1,650
Other assets	4,025	1,060
Total long-term assets	331,801	349,674
Total assets	$492,627	$532,792
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other accrued liabilities	7,285	6,455
Deferred revenue	10,075	1
Deferred revenue from related parties	—	828
Accrued compensation	4,559	7,590
Operating lease liabilities	668	626
Finance lease liabilities	362	379
Total current liabilities	22,949	15,879
Long-Term Liabilities
Warrant liabilities	4,025	4,227
Operating lease liabilities	7,649	7,996
Finance lease liabilities	381	552
Other liabilities	845	803
Total long-term liabilities	12,900	13,578
Total liabilities	35,849	29,457
Stockholders’ Equity
Common Stock, $0.0001 par value; 2,000,000,000 shares authorized; 178,640,611 and 179,010,884 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	18	18
Additional paid-in capital	586,029	588,515
Accumulated deficit	(128,120)	(84,639)
Accumulated other comprehensive loss	(1,149)	(559)
Total stockholders’ equity	456,778	503,335
Total liabilities and stockholders’ equity	$492,627	$532,792

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$5,075	$4,906	$11,028	$8,698
Operating Expenses
Direct costs	5,437	6,897	9,727	13,171
Research and development	18,526	14,508	37,400	26,156
Selling, general and administrative	8,049	5,673	16,619	12,862
Total operating expenses	32,012	27,078	63,746	52,189
Operating Loss	(26,937)	(22,172)	(52,718)	(43,491)
Nonoperating Income and Expense
Interest income	4,520	4,993	9,637	9,827
Change in fair value of warrant liabilities	703	4,987	202	2,325
Interest expense	(49)	(13)	(91)	(26)
Total nonoperating income and expense	5,174	9,967	9,748	12,126
Pretax Loss	$(21,763)	$(12,205)	$(42,970)	$(31,365)
Income tax expense	511	—	511	—
Net Loss Attributable to Common Stockholders	$(22,274)	$(12,205)	$(43,481)	$(31,365)
Other Comprehensive Income (Loss)	(11)	1,098	(590)	(213)
Comprehensive Loss Attributable to Common Stockholders	$(22,285)	$(11,107)	$(44,071)	$(31,578)
Basic and diluted loss per share	$(0.13)	$(0.07)	$(0.24)	$(0.18)
Weighted average shares outstanding – basic and diluted	177,588,035	178,063,573	179,186,027	177,502,037

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Loss	Equity
Balance as of December 31, 2023	179,010,884	$18	$588,515	$(84,639)	$(559)	$503,335
Net loss	—	—	—	(21,207)	—	(21,207)
Withholding of employee taxes related to stock-based compensation	—	—	(169)	—	—	(169)
Shares of common stock issued for vested RSUs	161,995	—	—	—	—	—
Stock options exercised	2,360,316	—	97	—	—	97
Repurchase and retirement of shares of common stock	(3,183,638)	—	(4,963)	—	—	(4,963)
Stock-based compensation expense	—	—	2,863	—	—	2,863
Unrealized loss on marketable securities	—	—	—	—	(579)	(579)
Balance as of March 31, 2024	178,349,557	$18	$586,343	$(105,846)	$(1,138)	$479,377
Net loss	—	—	—	(22,274)	—	(22,274)
Shares of common stock issued under the ESPP	187,614	—	238	—	—	238
Withholding of employee taxes related to stock-based compensation		—	(310)	—	—	(310)
Shares of common stock issued for vested RSUs	689,221	—	—	—	—	—
Stock options exercised	1,230,581	—	100	—	—	100
Repurchase and retirement of shares of common stock	(1,816,362)	—	(3,393)	—	—	(3,393)
Stock-based compensation expense	—	—	3,051	—	—	3,051
Unrealized loss on marketable securities	—	—	—	—	(11)	(11)
Balance as of June 30, 2024	178,640,611	$18	$586,029	$(128,120)	$(1,149)	$456,778

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Loss	Equity
Balance as of December 31, 2022	176,007,184	$18	$577,603	$(19,090)	$(3,159)	$555,372
Net loss	—	—	—	(19,158)	—	(19,158)
Stock options exercised	1,679,954	—	150	—	—	150
Stock-based compensation expense	—	—	2,222	—	—	2,222
Unrealized gain on marketable securities	—	—	—	—	885	885
Balance as of March 31, 2023	177,687,138	$18	$579,975	$(38,248)	$(2,274)	$539,471
Net loss	—	—	—	(12,205)	—	(12,205)
Shares of common stock issued under the ESPP	129,928	—	214	—	—	214
Witholding of employee taxes related to stock-based compensation	—	—	(111)	84	—	(27)
Shares of common stock issued for vested RSUs	163,148	—	—	—	—	—
Stock options exercised	346,676	—	33	—	—	33
Stock-based compensation expense	—	—	2,923	—	—	2,923
Unrealized loss on marketable securities	—	—	—	—	(1,098)	(1,098)
Balance as of June 30, 2023	178,326,890	$18	$583,034	$(50,369)	$(3,372)	$529,311

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(43,481)	$(31,365)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	7,974	4,906
Amortization of right-of-use assets	417	372
Stock-based compensation expense	5,914	5,145
Change in fair value of warrant liabilities	(202)	(2,325)
Accretion of discounts on other long-term liabilities	24	—
Amortization of premiums and accretion of discounts on marketable securities	(4,540)	(5,518)
Change in operating assets and liabilities that provided (used) cash and cash equivalents:
Contract receivables	(6,213)	(1,232)
Contract receivables from related parties	(4,581)	(2,151)
Prepaid expenses and other assets	(2,287)	(188)
Accounts payable and other accrued liabilities	884	(297)
Deferred revenue	10,075	(32)
Deferred revenue from related parties	(828)	(4,000)
Accrued compensation	(3,030)	649
Operating lease liabilities	(305)	(268)
Net cash and cash equivalents used in operating activities	(40,179)	(36,304)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(8,460)	(21,184)
Purchases of marketable securities and investments	(99,548)	(174,400)
Proceeds from sales of marketable securities and investments	156,135	210,329
Cash paid for note receivable to an independent contractor	(3,046)	—
Purchases of intangible assets	(270)	(259)
Net cash and cash equivalents provided by investing activities	44,811	14,486
Cash Flows from Financing Activities
Payments of debt	—	(7)
Proceeds from exercise of stock options	197	184
Proceeds from issuance of shares of common stock under the ESPP	238	214
Cash paid for withholding of employee taxes related to stock-based compensation	(479)	(111)
Repurchase of shares of common stock	(8,274)	—
Payments on finance lease liabilities	(213)	(146)
Net cash and cash equivalents provided by (used in) financing activities	(8,531)	134

Net decrease in cash and cash equivalents	(3,899)	(21,684)
Cash and cash equivalents at beginning of period	34,537	50,123
Cash and cash equivalents at end of period	30,638	28,439

Cash paid for interest	$91	$26
Accrued capital expenditures	$744	$3,591

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited) (in thousands, except number of shares and per share amounts)

Note 1 – Nature of Business

Solid Power is developing solid-state battery technology for the EV and other markets. The Company’s planned business model is to manufacture and sell its proprietary electrolyte and to license its cell designs and manufacturing processes.

Note 2 – Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 – Significant Accounting Policies to the Company’s financial statements included in the 2023 Form 10-K and are supplemented by the Notes. The financial statements included in this Report (including the Notes) should be read in conjunction with the 2023 Form 10-K.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the basis of GAAP and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at, and for, the periods presented. The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from those estimates. All dollar amounts presented herein are in U.S. dollars and are in thousands, except par value and share and per share amounts.

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

Recent Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the disclosure impact of ASU 2023-09.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker, or CODM. ASU 2023-07 will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect any financial statement impact with the adoption of ASU 2023-07.

Note 3 – Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	June 30, 2024	December 31, 2023
Production equipment	$36,473	$36,086
Laboratory equipment	11,275	9,910
Leasehold improvements	59,394	59,109
Furniture and computer equipment	4,046	3,915
Construction in progress	20,015	13,650
Total cost	131,203	122,670
Accumulated depreciation	(31,476)	(23,514)
Net property and equipment	$99,727	$99,156

Depreciation expenses for dedicated laboratory equipment and production equipment are charged to research and development. The other depreciation expenses are included in the Company’s overhead and are allocated across Operating Expenses based on Company personnel costs incurred.

Depreciation expense related to property, plant and equipment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense	$4,061	$2,639	$7,966	$4,898

The Company expanded its electrolyte production to produce larger quantities of electrolyte material required to feed cell-production lines and continue research and development efforts at SP2. The Company began producing electrolyte at SP2 in 2023. The Company is developing a design verification plan and report lab at SP2 to improve and test process developments, which is anticipated to be placed in service by the end of 2024.

Construction in progress	June 30, 2024	December 31, 2023
SP1 - Capital projects	$3,797	$2,298
SP2 - Increased scale electrolyte production	16,218	11,352
Total	$20,015	$13,650

Note 4 – Intangible Assets

Intangible assets of the Company are summarized as follows:

	June 30, 2024		December 31, 2023
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(65)	$149	$(61)
Patents	130	(8)	92	(5)
Patents pending	1,671		1,444	—
Trademarks	13		13	—
Trademarks pending	22		18	—
Total amortized intangible assets	$1,985	$(73)	$1,716	$(66)

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$3	$3	$7	$8

Useful lives of intangible assets range from three to 20 years. Amortization expenses are allocated ratably across Operating Expenses based on Company personnel costs incurred.

Note 5 – Collaborative Arrangement

On January 10, 2024, the Company entered into the SK On Agreements. The Company determined the SK On Agreements should be combined and evaluated as a single contract. The SK On Agreements were determined to be a collaborative arrangement in accordance with ASC Topic 808, Collaborative Arrangements, and revenue recognition is recorded by analogy to ASC Topic 606, Revenue from Contracts with Customers. The Company determined the SK On Agreements represent a single, combined performance obligation. Collaborative revenue is recognized over time using the input measurement method utilizing incurred labor hours in relation to total labor hours anticipated to satisfy the combined performance obligation. The Company will expense contract fulfillment costs as incurred.

Note 6 – Fair Value Measurements

The Company considers all highly liquid instruments with original maturities of less than 90 days to be cash equivalents. The carrying amounts of certain financial instruments, such as cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities.

Level 1inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that a reporting entity can access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for assets or liabilities.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of June 30, 2024 and December 31, 2023, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$81,021	$—	$—	$81,021
Corporate Bonds	$203,592	$—	$—	$203,592
Government Bonds	$43,582	$—	$—	$43,582

Liabilities
Public Warrants	$2,241	$—	$—	$2,241
Private Placement Warrants	$—	$1,784	$—	$1,784

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$84,909	$—	$—	$84,909
Corporate Bonds	$239,473	$—	$—	$239,473
Government Bonds	$56,689	$—	$—	$56,689

Liabilities
Public Warrants	$2,505	$—	$—	$2,505
Private Placement Warrants	$—	$1,722	$—	$1,722

The change in fair value of the Company’s marketable securities and investments are included in other comprehensive income (loss). There were no transfers in and out of Level 3 fair value hierarchy during the three or six months ended June 30, 2024 or year ended December 31, 2023. During the six months ended June 30, 2024, the Company purchased $99,548 of marketable securities and investments.

Fair Value of Warrants

The fair value of the Private Placement Warrants has been estimated using a Black-Scholes model as of June 30, 2024 and December 31, 2023 Consolidated Balance Sheet dates. The estimated fair value of the Private Placement Warrants is determined using Level 2 directly or indirectly observable inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s Public Warrants and from historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Warrants. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 input.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates:

	June 30, 2024	December 31, 2023
Exercise price	$11.50	$11.50
Stock price	$1.65	$1.45
Volatility	97.9%	95.0%
Term (in years)	2.44	2.94
Risk-free rate	4.52%	3.94%

The following table provides a rollforward of the Public Warrants measured at fair value per Public Warrant using Level 1 inputs and Private Placement Warrants measured at fair value per Private Placement Warrant using Level 2 inputs:

	Public Warrants	Private Placement Warrants
	Level 1 Fair Value	Level 2 Fair Value
December 31, 2023	$0.19	$0.28
Change in fair value	$0.01	$0.06
March 31, 2024	$0.20	$0.34
Change in fair value	$(0.03)	$(0.05)
June 30, 2024	$0.17	$0.29

The following tables provides a reconciliation of the change in fair value for the Public Warrants and Private Placement Warrants for the three months ended June 30, 2024:

				Three Months Change in
Warrant Class	Level	Warrants	March 31, 2024	Fair Value	June 30, 2024
Public Warrants	1	13,182,501	$2,637	$(396)	$2,241
Private Placement Warrants	2	6,150,802	$2,091	$(307)	$1,784
Total		19,333,303	$4,728	$(703)	$4,025

The following tables provides a reconciliation of the change in fair value for the Public Warrants and Private Placement Warrants for the six months ended June 30, 2024:

				Six Months Change in
Warrant Class	Level	Warrants	December 31, 2023	Fair Value	June 30, 2024
Public Warrants	1	13,182,501	$2,505	$(264)	$2,241
Private Placement Warrants	2	6,150,802	$1,722	$62	$1,784
Total		19,333,303	$4,227	$(202)	$4,025

Note 7 – Warrant Liabilities

The table below provides a summary of the outstanding Public and Private Placement Warrants at:

	June 30, 2024	December 31, 2023
Public Warrants	13,182,501	13,182,501
Private Placement Warrants	6,150,802	6,150,802

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

None of the Private Placement Warrants are redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. The table below provides the fair value of warrant liabilities at:

	June 30, 2024	December 31, 2023
Fair value of warrant liabilities	$4,025	$4,227

The table below provides the Company’s loss recognized in connection with changes in fair value of warrant liabilities:

	Six Months Ended June 30,
	2024	2023
Gain recognized associated with warrant liabilities	$202	$2,325

There have been no changes to our Public or Private Placement Warrants, including redemption terms disclosed in our 2023 Form 10-K.

Note 8 – Stockholders’ Equity

Common Stock

Stock options exercised for common stock, shares of common stock repurchased under the stock repurchase program, shares of common stock issued under the ESPP, and shares of common stock issued upon vesting of RSUs for the three and six months ended June 30, 2024 and 2023 are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options exercised	1,230,581	346,676	3,590,897	2,026,630
Shares of common stock repurchased	(1,816,362)	—	(5,000,000)	—
Shares of common stock issued under the ESPP	187,614	129,928	187,614	129,928
Shares of common stock issued for vested RSUs	689,221	163,148	851,216	163,148

The table below presents the cash received or paid associated with common stock related activities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash received from stock options exercised	$100	$34	$197	$184
Cash received from shares of common stock issued under the ESPP	238	214	238	214
Cash paid for shares of common stock repurchased	(3,360)	—	(8,274)	—

Stock Repurchase Program

On January 23, 2024, the Company announced that its Board approved a stock repurchase program authorizing the Company to purchase up to $50,000 of the Company’s outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock from time to time until the repurchase program expires on December 31, 2025.

The table below presents the number of shares repurchased and retired, the aggregate cost, and the average purchase price per share for the three months ended June 30, 2024:

	Shares	Aggregate cost	Avg. Price Paid Per Share
Repurchased and retired shares of common stock	1,816,362	$3,393	$1.85

The table below presents the number of shares repurchased and retired, the aggregate cost, and the average purchase price per share for the six months ended June 30, 2024:

	Shares	Aggregate cost	Avg. Price Paid Per Share
Repurchased and retired shares of common stock	5,000,000	$8,355	$1.64

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

For the three and six months ended June 30, 2024 and 2023, the Company recognized compensation costs totaling:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation costs related to RSUs	$1,397	$954	$2,609	$1,589
Stock-based compensation costs related to stock options	1,612	1,889	3,226	3,476
Stock-based compensation costs related to the ESPP	42	80	79	80
Total stock-based compensation costs	$3,051	$2,923	$5,914	$5,145

The unrecognized future compensation costs as of June 30, 2024 and 2023, were $25,868 and $34,327, respectively.

The following table summarizes our award activity for RSUs and stock options for the three and six months ended June 30, 2024:

	RSUs	Stock Options
Balance at December 31, 2023	4,473,016	24,264,016
Granted	3,159,872	4,566,167
Vested or Exercised	(264,754)	(2,360,316)
Forfeited	(72,619)	(842,395)
Balance at March 31, 2024	7,295,515	25,627,472
Granted	2,162,222	1,757,960
Vested or Exercised	(867,515)	(1,230,581)
Forfeited	(886,343)	(1,873,843)
Balance at June 30, 2024	7,703,879	24,281,008

Stock Options

The fair value of each stock option grant during the six months ended June 30, 2024 and 2023 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	Six Months Ended June 30,
	2024	2023
Approximate risk‑free rate	4.23%	4.17%
Volatility	48.10%	46.91%
Average expected life (in years)	6	6
Dividend yield	—%	—%
Weighted‑average grant date fair value	$1.59	$2.8
Estimated fair value of total stock options granted	$5,175	$7,815

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

The table below sets forth the basic and diluted loss per share calculation for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(22,274)	$(12,205)	$(43,481)	$(31,365)
Weighted average shares outstanding – basic and diluted	177,588,035	178,063,573	179,186,027	177,502,037
Basic and diluted loss per share	$(0.13)	$(0.07)	$(0.24)	$(0.18)

Due to the net loss for the three and six months ended June 30, 2024 and 2023 presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. The table below sets forth (in shares) potentially dilutive securities excluded from the diluted loss per share calculation for the three and six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
Warrants	19,333,303	19,333,303
2014 Plan & 2021 Plan - Stock Options	23,508,745	25,892,666
2021 Plan - RSUs	6,269,774	2,474,393
ESPP - Common Stock	46,946	46,352
Contingently Issued Shares of Common Stock	—	59,055
Total potentially dilutive securities	49,158,768	47,805,769

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

The Company has certain equipment leases classified as finance leases as of June 30, 2024.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance lease costs:
Amortization of right-of-use assets	$58	$47	$116	$91
Interest on lease liabilities	12	13	26	25
Operating lease costs	290	290	580	580
Total lease expense	$360	$350	$722	$696

The components of cash flow information related to leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating outgoing cash flows – finance leases	$13	$14	$27	$26
Financing outgoing cash flows – finance leases	94	74	186	141
Operating outgoing cash flows – operating leases	292	283	584	567
Right-of-use assets obtained in exchange for new finance lease liabilities:	—	79	—	89
Right-of-use assets obtained in exchange for new operating lease liabilities:	—	—	—	—

June 30, 2024
Finance lease
Weighted-average remaining lease term – finance leases (in years)	2.47
Weighted-average discount rate – finance leases	6.6%
Operating lease
Weighted-average remaining lease term – operating leases (in years)	8.75
Weighted-average discount rate – operating leases	6.8%

As of June 30, 2024, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2024 (remaining six months)	$212	$589
2025	310	1,210
2026	179	1,248
2027	85	1,288
2028	16	1,329
2029	—	1,211
Thereafter	—	4,031
Total	802	10,906
Less present value discount	(59)	(2,589)
Total lease liabilities	$743	$8,317

Note 12 – Related Party Transactions

During the three and six months ended June 30, 2024, the Company recognized $430 and $5,410 of revenue related to the BMW JDA, respectively. As of June 30, 2024, the Company recorded $4,581 of accounts receivable related to the BMW JDA. During the three and six months ended June 30, 2023, the Company recognized $3,470 and $6,470 of revenue related to the BMW JDA, respectively. For the year ended December 31, 2023, the Company recorded $828 of deferred revenue related to cash paid from BMW in advance of services provided.

On June 21, 2024, Solid Power Operating, Inc., a wholly owned subsidiary of the Company, amended its JDA with BMW to extend the term of the JDA and revise the payment schedule.

Note 13 – Income Taxes

The Company’s effective tax rate was (2.4%) and (1.2%) for the three and six months ended June 30, 2024, respectively, as a result of withholding tax expense on revenue earned in a foreign jurisdiction. The Company’s effective tax rate was 0% for the three and six months ended June 30, 2023, and the Company was in a full valuation allowance for the three and six months ended June 30, 2024 and 2023.

The Company's quarterly provision for income taxes is calculated by applying a projected annual effective tax rate, calculated separately for the United States and Republic of Korea, to ordinary pre-tax book income.

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

Overview

Solid Power is developing solid-state battery technology for the EV market and additional markets served by battery manufacturers.

Our core technology is our proprietary solid electrolyte material, which replaces the liquid or gel electrolyte used in traditional lithium-ion batteries. We believe that our electrolyte material can improve driving range, battery life, safety performance, and battery costs.

We are also developing solid-state cells with our electrolyte, with the aim of commercializing our technology by selling our electrolyte material and licensing our cell designs. This approach minimizes capital requirements, unlike other battery manufacturers who require significant production facilities and equipment. Also, this strategy allows us to focus on our core strengths of electrolyte production and solid-state technology development.

The Company currently produces electrolyte on a pilot manufacturing line, which is used in cell development and for customer sampling. We currently develop our cells on our two pilot lines, producing multiple cell sizes to both support our partners and refine cell designs. Longer-term, we expect the pilot lines to focus on research and development.

We have partnered with industry leaders BMW, Ford Motor Company, and SK On and will continue to work closely with our partners to improve cell designs, produce electrolyte material, and commercialize our technology. Our products are currently in the development stage and require further research and improvement before we can commercialize our technology.

Recent Business Highlights

●	Received positive feedback from increased electrolyte sampling and made shipments to potential customers.
●	Successfully completed the first milestone on our R&D License Agreement and made significant progress on deliverables under the Line Installation Agreement with SK On.
●	Continued advancements in A-2 sample cell designs and execution on agreements with partners as we continue to have a strong balance sheet to execute the Company’s strategy.
●	Appointed Linda Heller as Chief Financial Officer and Treasurer.

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

Prior to reaching commercialization, the Company must improve our products to ensure they meet the performance and safety requirements of our customers. We also will have to continue to negotiate licensing and supply contracts with our customers on terms and conditions that are mutually acceptable. Production of our electrolyte material will need to be scaled to satisfy anticipated demand. All of these factors will take time and affect our operating results. Since many factors are difficult to quantify, actual operating results may be different than currently anticipated.

Revenue generated to date has primarily come from performance on research and development licensing activities and government contracts. Substantial capital will need to be deployed to expand our production capabilities and engage in research and development programs. We also expect to continue to incur significant administrative expenses as a publicly traded company.

In addition to meeting development goals, commercialization and future growth and demand for our products are highly dependent upon consumers adopting EVs. The market for new energy vehicles is still rapidly evolving due to emerging technologies, competitive pricing, government regulation and industry standards, and changing consumer demands and behaviors.

Basis of Presentation

We currently conduct our business through one operating segment. As a research and development company with no commercial operations, our activities to date have been limited and were conducted primarily in the United States. Historical results are reported under GAAP and in U.S. dollars.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 to the Three and Six Months Ended June 30, 2023

During the three and six months ended June 30, 2024, development efforts were expanded and accelerated through increased capital and operational investments. We continued to invest in talent while expanding our facilities, production equipment, and capabilities. This trend is expected to continue for our production capabilities, partnership development, and Korean operations through the remainder of 2024 as the development strategy is executed according to the current outlook.

The following table is a consolidated summary of our operating results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2024	2023	Change	%	2024	2023	Change	%
Revenue	$5,075	$4,906	$169	3%	$11,028	$8,698	$2,330	27%
Operating Expenses
Direct costs	5,437	6,897	(1,460)	(21)%	9,727	13,171	(3,444)	(26)%
Research and development	18,526	14,508	4,018	28%	37,400	26,156	11,244	43%
Selling, general and administrative	8,049	5,673	2,376	42%	16,619	12,862	3,757	29%
Total operating expenses	32,012	27,078	4,934	18%	63,746	52,189	11,557	22%
Operating Loss	(26,937)	(22,172)	(4,765)	(21)%	(52,718)	(43,491)	(9,227)	(21)%
Nonoperating Income and Expense
Interest income	4,520	4,993	(473)	(9)%	9,637	9,827	(190)	(2)%
Change in fair value of warrant liabilities	703	4,987	(4,284)	(86)%	202	2,325	(2,123)	(91)%
Interest expense	(49)	(13)	(36)	277%	(91)	(26)	(65)	(250)%
Total nonoperating income and expense	5,174	9,967	$(4,793)	(48)%	$9,748	12,126	$(2,378)	(20)%
Pretax Loss	$(21,763)	$(12,205)	$(9,558)	78%	$(42,970)	$(31,365)	$(11,605)	37%
Income tax expense	511	—	$511	NM	$511	—	$511	NM
Net Loss Attributable to Common Stockholders	$(22,274)	$(12,205)	$(10,069)	82%	$(43,481)	$(31,365)	$(12,116)	(39)%
Other Comprehensive Income (Loss)	(11)	1,098	(1,109)	NM	(590)	(213)	(377)	177%
Comprehensive Loss Attributable to Common Stockholders	$(22,285)	$(11,107)	$(11,178)	101%	$(44,071)	$(31,578)	$(12,493)	(40)%

NM = Not meaningful

The key factors driving results of operations for the three and six months ended June 30, 2024, including the increased operating loss as compared to the corresponding period in 2023, were as follows:

●	Revenue increased for the periods, as compared to 2023, primarily as a result of continued execution on our collaborative arrangements and government contracts. Revenue for 2024 is anticipated to be stable, as compared to 2023, due to fewer active government contracts in 2024 and completion of milestones under our JDAs and collaborative arrangements in the first half of 2024 offset by the commencement of the SK On collaborative arrangement.
●	Direct costs decreased for the periods, as compared to 2023, principally as a result of early completion of milestones under our collaborative arrangements and government contracts in the prior period. Direct costs are anticipated to decrease for 2024, as compared to 2023, due to fewer active government contracts in 2024 and completion of milestones under our JDAs and collaborative arrangements in the first half of 2024.
●	Research and development costs increased for the periods mainly as a result of expanded development and production efforts of our electrolyte and EV cells resulting in increased production and labor costs. We expect our research and development costs to increase in the remainder of 2024, as compared to 2023, as the pace and scope of development and production efforts continue to increase.
●	Selling, general and administrative expenses increased for the periods primarily due to additional planned hiring, workforce development, and retention awards. We expect selling, general and administrative expenses to increase in the remainder of 2024, as compared to 2023, as a result of additional planned hiring and workforce development to, among other things, support Korean operations.
●	Nonoperating income decreased for the periods due to a lesser gain on fair value adjustment of warrant liabilities and a decrease in interest income as compared to 2023.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s primary sources of cash have historically been derived from the sale of equity, with a smaller portion coming from performance milestones on our collaborative arrangements and government contracts.

As of June 30, 2024 and December 31, 2023, we had total liquidity, as set forth below:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$30,638	$34,537
Marketable securities	109,882	141,505
Investments	218,313	239,566
Total liquidity	$358,833	$415,608

As of June 30, 2024, contract receivables and contract receivables from related parties were $12,347, deferred revenue was $10,075, and total current liabilities were $22,949. As of December 31, 2023, contract receivables were $1,553, deferred revenue and deferred revenue from related parties was $829, and total current liabilities were $15,879.

Short-Term Liquidity Requirements

Short-term liquidity requirements include operating and capital expenses needed to further research and development programs and to further optimize pilot production lines and electrolyte manufacturing capabilities. We anticipate that our most significant capital expenditures for the remainder of 2024 will relate to enhancing the capabilities of our electrolyte production facility, including development of a design verification plan and report lab expected to be placed in service by the end of 2024. We expect to fund our short-term liquidity requirements through our cash on hand and other liquid assets.

Long-Term Liquidity Requirements

We believe that our cash on hand is sufficient to meet our operating cash needs and working capital and capital expenditure requirements for a period of at least the next 12 months and longer term until adequate cash flows from licensing activities and/or electrolyte sales can be generated. We also believe that we have adequate cash on hand for our stock repurchase program should we choose to execute additional share repurchases.

Additional liquidity sources may be required if there are material changes to our business conditions or other developments, including changes to our operating plan, development progress, negotiations with OEMs, cell manufacturers, or other suppliers, market adoption of EVs, supply chain challenges, competitive pressures, inflation, and regulatory developments. To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. We also may opportunistically seek to enhance our liquidity through equity or debt financing, if such financing becomes available on terms that we consider favorable. If financing is not available, or if the terms of financing are unfavorable, we may be forced to take actions to reduce our capital or operating expenditures, which may adversely affect our development, business, operating results, financial condition and prospects.

Stock Repurchase Program

On January 23, 2024, we announced that our Board approved a stock repurchase program authorizing the Company to purchase up to $50 million of our outstanding common stock. Under the stock repurchase program, we may purchase shares of our common stock from time to time until the repurchase program expires on December 31, 2025. The shares of common stock may be purchased on the open market, in unsolicited negotiated transactions, or in any manner that complies with the provisions of Rule 10b-18 of the Exchange Act. Management’s decision to repurchase shares of common stock will depend on a number of factors, such as the price of the common stock, economic and market conditions, and corporate and regulatory requirements. During the six months ended June 30, 2024, the Company repurchased 5,000,000 shares of common stock at an average price of $1.64 per share for an aggregate cost of approximately $8.36 million.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash and cash equivalents used in operating activities	$(40,179)	$(36,304)
Net cash and cash equivalents provided by investing activities	$44,811	$14,486
Net cash and cash equivalents provided by (used in) financing activities	$(8,531)	$134

Cash used in operating activities:

Cash used in operating activities increased from June 30, 2023 to 2024. The increase was largely attributable to operating losses, which were driven by a continued increase in research and development and selling, general and administrative costs.

Cash provided by investing activities:

Cash provided by investing activities increased from June 30, 2023 to 2024 primarily due to net effect of proceeds from the sales of marketable securities and decreased capital expenditures for property, plant and equipment.

Cash provided by (used in) financing activities:

Cash used in financing activities for the six months ended June 30, 2024 was predominantly related to the net effect of cash utilized for the stock repurchase program, partially offset by cash received from the exercise of stock options and proceeds from the sale of common stock under the ESPP. Cash provided by financing activities for the six months ended June 30, 2023 was primarily from the exercise of stock options and proceeds from the sale of common stock under the ESPP.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Estimates

There were no significant and material changes in our critical accounting policies and use of estimates during the six months ended June 30, 2024 as compared to those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2023 Form 10-K.

Recent Accounting Pronouncements

See Note 2 of our unaudited financial statements included in this Report as well as Note 2 of our audited financial statements included in our 2023 Form 10-K for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2024 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table summarizes our common stock repurchase program activity for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(1)
April 1 - April 30, 2024	1,816,362	$1.85	1,816,362	$41,726,078
May 1 - May 31, 2024	—	$—	—	$41,726,078
June 1 - June 30, 2024	—	$—	—	$41,726,078
Total	1,816,362	$1.85	1,816,362

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit/Annex	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40284	3.1	December 13, 2021
3.2	Amended and Restated Bylaws	8-K	001-40284	3.1	November 21, 2022
10.1±	Amendment No. 5 to Joint Development Agreement, effective June 21, 2024, between Solid Power Operating, Inc. and BMW of North America, LLC	8-K	001-40284	10.1	June 24, 2024
10.2#	Offer Letter with Linda Heller, dated June 14, 2024	8-K	001-40284	10.1	June 17, 2024
10.3*±#	Separation and Release Agreement with Kevin Paprzycki, dated July 11, 2024
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its Inline XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: August 7, 2024	Solid Power, Inc.

By:	/s/ John Van Scoter
Name:	John Van Scoter
Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Linda Heller
Name:	Linda Heller
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)