Form 10-Q
period 2024-09-30
Solid Power, Inc.
filed 2024-11-08
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

180,387,669 shares of common stock were issued and outstanding as of November 6, 2024.

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

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report, regarding our future financial performance, our plans related to the expansion of our electrolyte production capabilities, the receipt of U.S. Department of Energy funding, and the number of jobs to be created, and our strategy, expansion plans, market opportunity, future operations, future operating results, estimated revenues or losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “will,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project,” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report. We caution you that the forward-looking statements contained herein are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Solid Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and number of shares)

	September 30, 2024
	(Unaudited)	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$37,969	$34,537
Marketable securities	94,041	141,505
Contract receivables	2,614	1,553
Prepaid expenses and other current assets	5,280	5,523
Total current assets	139,904	183,118
Long-Term Assets
Property, plant and equipment, net	99,787	99,156
Right-of-use operating lease assets, net	6,832	7,154
Right-of-use finance lease assets, net	914	1,088
Investments	216,062	239,566
Intangible assets, net	1,953	1,650
Other assets	5,428	1,060
Total long-term assets	330,976	349,674
Total assets	$470,880	$532,792
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other accrued liabilities	7,030	6,455
Deferred revenue	6,735	1
Deferred revenue from related parties	—	828
Accrued compensation	5,562	7,590
Operating lease liabilities	690	626
Finance lease liabilities	329	379
Total current liabilities	20,346	15,879
Long-Term Liabilities
Warrant liabilities	2,434	4,227
Operating lease liabilities	7,469	7,996
Finance lease liabilities	319	552
Other liabilities	862	803
Total long-term liabilities	11,084	13,578
Total liabilities	31,430	29,457
Stockholders’ Equity
Common Stock, $0.0001 par value; 2,000,000,000 shares authorized; 179,633,575 and 179,010,884 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	18	18
Additional paid-in capital	589,062	588,515
Accumulated deficit	(150,539)	(84,639)
Accumulated other comprehensive income (loss)	909	(559)
Total stockholders’ equity	439,450	503,335
Total liabilities and stockholders’ equity	$470,880	$532,792

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$4,651	$6,366	$15,679	$15,063
Operating Expenses
Direct costs	6,973	7,183	16,700	20,354
Research and development	17,319	14,236	54,718	40,391
Selling, general and administrative	7,950	6,444	24,570	19,307
Total operating expenses	32,242	27,863	95,988	80,052
Operating Loss	(27,591)	(21,497)	(80,309)	(64,989)
Nonoperating Income and Expense
Interest income	4,251	5,213	13,707	15,041
Change in fair value of warrant liabilities	1,591	1,155	1,793	3,480
Interest expense	(11)	(13)	(37)	(39)
Other expense	(283)	—	(167)	—
Total nonoperating income and expense	5,548	6,355	15,296	18,482
Pretax Loss	$(22,043)	$(15,142)	$(65,013)	$(46,507)
Income tax expense	376	—	887	—
Net Loss Attributable to Common Stockholders	$(22,419)	$(15,142)	$(65,900)	$(46,507)
Other Comprehensive Income (Loss)	2,058	(215)	1,468	2
Comprehensive Loss Attributable to Common Stockholders	$(20,361)	$(15,357)	$(64,432)	$(46,505)
Basic and diluted loss per share	$(0.13)	$(0.08)	$(0.37)	$(0.26)
Weighted average shares outstanding – basic and diluted	179,160,488	178,388,926	179,177,452	177,800,915

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Income (Loss)	Equity
Balance as of December 31, 2023	179,010,884	$18	$588,515	$(84,639)	$(559)	$503,335
Net loss	—	—	—	(43,481)	—	(43,481)
Shares of common stock issued under the ESPP	187,614	—	238	—	—	238
Withholding of employee taxes related to stock-based compensation	—	—	(479)	—	—	(479)
Shares of common stock issued for vested RSUs	851,216	—	—	—	—	—
Stock options exercised	3,590,897	—	197	—	—	197
Repurchase and retirement of shares of common stock	(5,000,000)	—	(8,356)	—	—	(8,356)
Stock-based compensation expense	—	—	5,914	—	—	5,914
Unrealized loss on marketable securities	—	—	—	—	(590)	(590)
Balance as of June 30, 2024	178,640,611	$18	$586,029	$(128,120)	$(1,149)	$456,778
Net loss	—	—	—	(22,419)	—	(22,419)
Withholding of employee taxes related to stock-based compensation	—	—	(75)	—	—	(75)
Shares of common stock issued for vested RSUs	160,842	—	—	—	—	—
Stock options exercised	832,122	—	35	—	—	35
Stock-based compensation expense	—	—	3,073	—	—	3,073
Unrealized gain on marketable securities	—	—	—	—	2,058	2,058
Balance as of September 30, 2024	179,633,575	$18	$589,062	$(150,539)	$909	$439,450

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Loss	Equity
Balance as of December 31, 2022	176,007,184	$18	$577,603	$(19,090)	$(3,159)	$555,372
Net loss	—	—	—	(31,363)	—	(31,363)
Shares of common stock issued under the ESPP	129,928	—	214	—	—	214
Withholding of employee taxes related to stock-based compensation	—	—	(111)	84	—	(27)
Shares of common stock issued for vested RSUs	163,148	—	—	—	—	—
Stock options exercised	2,026,630	—	183	—	—	183
Stock-based compensation expense	—	—	5,145	—	—	5,145
Unrealized loss on marketable securities	—	—	—	—	(213)	(213)
Balance as of June 30, 2023	178,326,890	$18	$583,034	$(50,369)	$(3,372)	$529,311
Net loss	—	—	—	(15,142)	—	(15,142)
Withholding of employee taxes related to stock-based compensation	—	—	—	(85)	—	(85)
Shares of common stock issued for vested RSUs	32,442	—	—	—	—	—
Stock options exercised	58,065	—	11	—	—	11
Stock-based compensation expense	—	—	3,302	—	—	3,302
Unrealized gain on marketable securities	—	—	—	—	215	215
Balance as of September 30, 2023	178,417,397	$18	$586,347	$(65,596)	$(3,157)	$517,612

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(65,900)	$(46,507)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	11,991	7,805
Amortization of right-of-use assets	642	566
Stock-based compensation expense	8,987	8,447
Change in fair value of warrant liabilities	(1,793)	(3,480)
Accretion of discounts on other long-term liabilities	52	—
Amortization of premiums and accretion of discounts on marketable securities	(6,260)	(8,297)
Change in operating assets and liabilities that provided (used) cash and cash equivalents:
Contract receivables	(1,061)	(1,403)
Contract receivables from related parties	—	(5,048)
Prepaid expenses and other assets	707	297
Accounts payable and other accrued liabilities	(664)	207
Deferred revenue	6,734	(50)
Deferred revenue from related parties	(828)	(4,000)
Accrued compensation	(2,027)	218
Operating lease liabilities	(610)	(406)
Net cash and cash equivalents used in operating activities	(50,030)	(51,651)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(11,236)	(29,526)
Purchases of marketable securities and investments	(174,040)	(256,584)
Proceeds from sales of marketable securities and investments	252,177	315,493
Cash paid for note receivable to an independent contractor	(4,448)	—
Purchases of intangible assets	(314)	(428)
Net cash and cash equivalents provided by investing activities	62,139	28,955
Cash Flows from Financing Activities
Payments of debt	—	(7)
Proceeds from exercise of stock options	232	194
Proceeds from issuance of shares of common stock under the ESPP	238	214
Cash paid for withholding of employee taxes related to stock-based compensation	(554)	(111)
Repurchase of shares of common stock	(8,274)	—
Payments on finance lease liabilities	(319)	(259)
Net cash and cash equivalents provided by (used in) financing activities	(8,677)	31

Net decrease in cash and cash equivalents	3,432	(22,665)
Cash and cash equivalents at beginning of period	34,537	50,123
Cash and cash equivalents at end of period	37,969	27,458

Cash paid for interest	$37	$39
Accrued capital expenditures	$2,041	$2,309

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

Segment Reporting

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker, or CODM. ASU 2023-07 will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the provisions and impact this ASU will have when adopted for the year ended December 31, 2024 and anticipates that it may result in additional required disclosures in the Company’s consolidated financial statements.

Note 3 – Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	September 30, 2024	December 31, 2023
Production equipment	$40,328	$36,086
Laboratory equipment	11,524	9,910
Leasehold improvements	70,793	59,109
Furniture and computer equipment	4,046	3,915
Construction in progress	8,585	13,650
Total cost	135,276	122,670
Accumulated depreciation	(35,489)	(23,514)
Net property and equipment	$99,787	$99,156

Depreciation expenses for dedicated laboratory equipment and production equipment are charged to research and development. The other depreciation expenses are included in the Company’s overhead and are allocated across Operating Expenses based on Company personnel costs incurred.

Depreciation expense related to property, plant and equipment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense	$4,014	$2,896	$11,980	$7,794

The Company expanded its electrolyte production to produce larger quantities of electrolyte required to feed cell-production lines and continue research and development efforts at SP2. The Company began producing electrolyte at SP2 in 2023. The Company has also built an electrolyte innovation center, or EIC, at SP2 to improve and test electrolyte manufacturing processes. The Company placed most of the lab into service in the three months ended September 30, 2024 and expects to place the remaining portion in service by the end of 2024.

Construction in progress	September 30, 2024	December 31, 2023
SP1 - Capital projects	$4,722	$2,298
SP2 - Increased scale electrolyte production	3,863	11,352
Total	$8,585	$13,650

Note 4 – Intangible Assets

Intangible assets of the Company are summarized as follows:

	September 30, 2024		December 31, 2023
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(67)	$149	$(61)
Patents	135	(10)	92	(5)
Patents pending	1,708	—	1,444	—
Trademarks	13	—	13	—
Trademarks pending	25	—	18	—
Total amortized intangible assets	$2,030	$(77)	$1,716	$(66)

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$4	$3	$11	$11

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

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that a reporting entity can access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for assets or liabilities.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of September 30, 2024 and December 31, 2023, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$44,464	$—	$—	$44,464
Corporate Bonds	$216,075	$—	$—	$216,075
Government Bonds	$32,618	$—	$—	$32,618
U.S. Treasuries	$16,946	$—	$—	$16,946

Liabilities
Public Warrants	$1,450	$—	$—	$1,450
Private Placement Warrants	$—	$984	$—	$984

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Commercial Paper	$84,909	$—	$—	$84,909
Corporate Bonds	$239,473	$—	$—	$239,473
Government Bonds	$56,689	$—	$—	$56,689

Liabilities
Public Warrants	$2,505	$—	$—	$2,505
Private Placement Warrants	$—	$1,722	$—	$1,722

The change in fair value of the Company’s marketable securities and investments are included in other comprehensive income (loss). There were no transfers in and out of Level 3 fair value hierarchy during the three or nine months ended September 30, 2024 or year ended December 31, 2023. During the nine months ended September 30, 2024, the Company purchased $174,040 of marketable securities and investments.

Fair Value of Warrants

The fair value of the Private Placement Warrants has been estimated using a Black-Scholes model as of September 30, 2024 and December 31, 2023 Consolidated Balance Sheet dates. The estimated fair value of the Private Placement Warrants is determined using Level 2 directly or indirectly observable inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s Public Warrants and from historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Warrants. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 input.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates:

	September 30, 2024	December 31, 2023
Exercise price	$11.50	$11.50
Stock price	$1.35	$1.45
Volatility	99.0%	95.0%
Term (in years)	2.19	2.94
Risk-free rate	3.58%	3.94%

The following table provides a rollforward of the Public Warrants measured at fair value per Public Warrant using Level 1 inputs and Private Placement Warrants measured at fair value per Private Placement Warrant using Level 2 inputs:

	Public Warrants	Private Placement Warrants
	Level 1 Fair Value	Level 2 Fair Value
December 31, 2023	$0.19	$0.28
Change in fair value	$0.01	$0.06
March 31, 2024	$0.20	$0.34
Change in fair value	$(0.03)	$(0.05)
June 30, 2024	$0.17	$0.29
Change in fair value	$(0.06)	$(0.13)
September 30, 2024	$0.11	$0.16

The following tables provides a reconciliation of the change in fair value for the Public Warrants and Private Placement Warrants for the three months ended September 30, 2024:

				Three Months Change in
Warrant Class	Level	Warrants	June 30, 2024	Fair Value	September 30, 2024
Public Warrants	1	13,182,501	$2,241	$(791)	$1,450
Private Placement Warrants	2	6,150,802	$1,784	$(800)	$984
Total		19,333,303	$4,025	$(1,591)	$2,434

The following tables provides a reconciliation of the change in fair value for the Public Warrants and Private Placement Warrants for the nine months ended September 30, 2024:

				Nine Months Change in
Warrant Class	Level	Warrants	December 31, 2023	Fair Value	September 30, 2024
Public Warrants	1	13,182,501	$2,505	$(1,055)	$1,450
Private Placement Warrants	2	6,150,802	$1,722	$(738)	$984
Total		19,333,303	$4,227	$(1,793)	$2,434

Note 7 – Warrant Liabilities

The table below provides a summary of the outstanding Public and Private Placement Warrants at:

	September 30, 2024	December 31, 2023
Public Warrants	13,182,501	13,182,501
Private Placement Warrants	6,150,802	6,150,802

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

None of the Private Placement Warrants are redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. The table below provides the fair value of warrant liabilities at:

	September 30, 2024	December 31, 2023
Fair value of warrant liabilities	$2,434	$4,227

The table below provides the Company’s gain recognized in connection with changes in fair value of warrant liabilities:

	Nine Months Ended September 30,
	2024	2023
Gain recognized associated with warrant liabilities	$1,793	$3,480

There have been no changes to our Public or Private Placement Warrants, including redemption terms disclosed in our 2023 Form 10-K.

Note 8 – Stockholders’ Equity

Common Stock

Stock options exercised for common stock, shares of common stock repurchased under the stock repurchase program, shares of common stock issued under the ESPP, and shares of common stock issued upon vesting of RSUs for the three and nine months ended September 30, 2024 and 2023 are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options exercised	832,122	58,065	4,423,019	2,084,695
Shares of common stock repurchased	—	—	(5,000,000)	—
Shares of common stock issued under the ESPP	—	—	187,614	129,928
Shares of common stock issued for vested RSUs	160,842	32,442	1,012,058	195,590

The table below presents the cash received or paid associated with common stock related activities for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash received from stock options exercised	$35	$11	$232	$194
Cash received from shares of common stock issued under the ESPP	—	—	238	214
Cash paid for shares of common stock repurchased	—	—	(8,274)	—

Stock Repurchase Program

On January 23, 2024, the Company announced that its Board approved a stock repurchase program authorizing the Company to purchase up to $50,000 of the Company’s outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock from time to time until the repurchase program expires on December 31, 2025.

The Company did not purchase any shares in the three months ended September 30, 2024. The table below presents the number of shares repurchased and retired, the aggregate cost, and the average purchase price per share for the nine months ended September 30, 2024:

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

For the three and nine months ended September 30, 2024 and 2023, the Company recognized compensation costs totaling:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation costs related to RSUs	$1,499	$1,248	$4,107	$2,839
Stock-based compensation costs related to stock options	1,529	2,012	4,756	5,486
Stock-based compensation costs related to the ESPP	45	42	124	122
Total stock-based compensation costs	$3,073	$3,302	$8,987	$8,447

The unrecognized future compensation costs as of September 30, 2024 and 2023 were $22,407 and $31,843, respectively.

The following table summarizes our award activity for RSUs and stock options for the three and nine months ended September 30, 2024:

	RSUs	Stock Options
Balance at December 31, 2023	4,473,016	24,264,016
Granted	3,159,872	4,566,167
Vested or Exercised	(264,754)	(2,360,316)
Forfeited	(72,619)	(842,395)
Balance at March 31, 2024	7,295,515	25,627,472
Granted	2,162,222	1,757,960
Vested or Exercised	(867,515)	(1,230,581)
Forfeited	(886,343)	(1,873,843)
Balance at June 30, 2024	7,703,879	24,281,008
Granted	562,463	—
Vested or Exercised	(206,133)	(832,122)
Forfeited	(333,651)	(1,406,329)
Balance at September 30, 2024	7,726,558	22,042,557

Stock Options

The fair value of each stock option grant during the nine months ended September 30, 2024 and 2023 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	Nine Months Ended September 30,
	2024	2023
Approximate risk‑free rate	4.23%	4.17%
Volatility	48.10%	46.91%
Average expected life (in years)	6	6
Dividend yield	—%	—%
Weighted‑average grant date fair value	$1.59	$2.80
Estimated fair value of total stock options granted	$5,175	$7,815

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

The table below sets forth the basic and diluted loss per share calculation for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(22,419)	$(15,142)	$(65,900)	$(46,507)
Weighted average shares outstanding – basic and diluted	179,160,488	178,388,926	179,177,452	177,800,915
Basic and diluted loss per share	$(0.13)	$(0.08)	$(0.37)	$(0.26)

Due to the net loss for the three and nine months ended September 30, 2024 and 2023 presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. The table below sets forth (in shares) potentially dilutive securities excluded from the diluted loss per share calculation for the three and nine months ended September 30, 2024 and 2023.

	September 30,
	2024	2023
Warrants	19,333,303	19,333,303
2014 Plan & 2021 Plan - Stock Options	23,497,907	26,386,130
2021 Plan - RSUs	6,764,178	3,192,511
ESPP - Common Stock	167,548	120,339
Total potentially dilutive securities	49,762,936	49,032,283

Note 11 – Leases

The Company leases its facilities and certain equipment. Fixed rent escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance, and common area maintenance.

The Company’s facility in Louisville, Colorado, is under a noncancelable operating lease with a maturity date in December 2029. In 2022, the Company amended this operating lease to incorporate a prior subleased space into the base lease and extend the term of the lease. In 2024, the Company amended this operating lease to lease additional space and further extend the term of the lease. The Company has the right to renew this operating lease for an additional five-year period.

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

The Company has certain equipment leases classified as finance leases as of September 30, 2024.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance lease costs:
Amortization of right-of-use assets	$58	$50	$174	$141
Interest on lease liabilities	11	13	37	38
Operating lease costs	302	290	883	870
Total lease expense	$371	$353	$1,094	$1,049

The components of cash flow information related to leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating outgoing cash flows – finance leases	$11	$13	$38	$39
Financing outgoing cash flows – finance leases	95	79	281	220
Operating outgoing cash flows – operating leases	441	284	1,025	851
Right-of-use assets obtained in exchange for new finance lease liabilities:	—	124	—	213
Right-of-use assets obtained in exchange for new operating lease liabilities:	148	—	148	—

September 30, 2024
Finance lease
Weighted-average remaining lease term – finance leases (in years)	2.3
Weighted-average discount rate – finance leases	6.6%
Operating lease
Weighted-average remaining lease term – operating leases (in years)	8.5
Weighted-average discount rate – operating leases	6.8%

As of September 30, 2024, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2024 (remaining three months)	$106	$296
2025	310	1,210
2026	179	1,248
2027	85	1,288
2028	16	1,329
2029	—	1,211
Thereafter	—	4,031
Total	696	10,613
Less present value discount	(48)	(2,454)
Total lease liabilities	$648	$8,159

Note 12 – Related Party Transactions

During the three and nine months ended September 30, 2024, the Company recognized $0 and $5,410 of revenue related to the BMW JDA, respectively. During the three and nine months ended September 30, 2023, the Company recognized $3,657 and $10,128 of revenue related to the BMW JDA, respectively. For the year ended December 31, 2023, the Company recorded $828 of deferred revenue related to cash paid from BMW in advance of services provided.

On September 30, 2024, Solid Power Operating, Inc. and BMW entered into Amendment No. 6 to Joint Development Agreement. Pursuant to the terms of Amendment No. 6, the Company and BMW agreed to (i) extend the term of the BMW JDA until the Company hits certain development milestones; provided that BMW will have termination rights in certain circumstances beginning on December 31, 2025, and (ii) revise certain deliverables and the timing to achieve various milestones and development targets and confirm cell performance requirements.

Note 13 – Income Taxes

The Company’s effective tax rate was (1.64%) and (1.34%) for the three and nine months ended September 30, 2024, respectively, as a result of withholding tax expense on revenue earned in a foreign jurisdiction. The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2023, and the Company was in a full valuation allowance for the three and nine months ended September 30, 2024 and 2023.

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

Note 15 – Subsequent Events

On October 21, 2024, the Company entered into a series of transactions with a third-party engineering consulting firm which included (i) acquiring a 20% equity position in the consulting firm in exchange for $400 and (ii) the right to acquire additional equity. Upon the execution of these transactions, the Company modified a promissory note from the consulting firm, which had an outstanding balance in Other assets as of September 30, 2024 of $4,448.

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

Our core technology is a proprietary sulfide solid electrolyte material, which replaces the liquid or gel electrolyte used in traditional lithium-ion batteries. We believe that our electrolyte can improve driving range, battery life, safety performance, and battery costs.

Additionally, we are developing solid-state cells with our electrolyte, with the aim of commercializing our technology by selling electrolyte and licensing cell designs. This approach minimizes capital requirements, unlike other battery manufacturers who require significant cell production facilities and equipment. This strategy also allows us to focus on our core strengths of electrolyte production and solid-state technology development.

Currently, we produce electrolyte on pilot manufacturing lines. The electrolyte is used for cell development and customer sampling. We also develop cells on two pilot lines, producing multiple cell sizes to both support our partners and refine cell designs.

We have partnered with industry leaders BMW, Ford Motor Company, and SK On and will continue to work closely with our partners to improve cell designs, improve our electrolyte, and ultimately commercialize our technology. Our products are currently in the development stage and require further research and improvement before we can commercialize our technology.

Recent Business Highlights

●	Selected by the U.S. Department of Energy for up to $50 million award negotiation for continuous production of sulfide-based solid electrolyte materials for advanced all-solid-state batteries.
●	Commenced development activities in our electrolyte innovation center, or EIC, to enhance research and development capabilities and improve pre-pilot electrolyte manufacturing processes.
●	Achieved all milestones and fully received all payments expected in 2024 under the SK On Agreements. Line installation remains on track to be completed in mid-2025, following which validation activities are expected to commence.
●	Continued repeated electrolyte sampling to multiple customers and received constructive feedback, enabling electrolyte improvements.
●	Extended the BMW JDA and will continue to jointly develop cell technologies.

Key Factors Affecting Operating Results

We are a research and development-stage company and have not generated significant revenue through the sale of our electrolyte or licensing of our cell designs. Our ability to commercialize our products depends on several factors that present significant opportunities but also pose material risks and challenges, including those discussed in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” sections of this Report, which are incorporated by reference.

Prior to reaching commercialization, we must improve our products to ensure they meet the performance and safety requirements of our customers. We also will have to continue to negotiate licensing and supply contracts with our customers on terms and conditions that are mutually acceptable. To satisfy anticipated demand, we will need to scale production of our electrolyte. All of these will take time and affect our operating results. Since many factors are difficult to quantify, actual operating results may be different than currently anticipated.

Revenue generated to date has primarily come from performance on research and development licensing agreements and government contracts. We will need to continue to deploy substantial capital to expand our production capabilities and engage in research and development programs. We also expect to continue to incur significant administrative expenses as a publicly traded company.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 to the Three and Nine Months Ended September 30, 2023

During the three and nine months ended September 30, 2024, we increased capital and operational investments centered on expanding our electrolyte capabilities and advancing our cell designs. Our capital investments included the addition of an EIC to improve and test electrolyte manufacturing processes. Our operational investments were focused on the strategic enhancement of our research and development workforce as well as efforts to improve electrolyte and cell performance. Through the remainder of 2024, we expect the trend of increased capital and operational investments to continue for our production capabilities, partnership development, and Korean operations as we execute our development strategy according to our current outlook.

The following table is a consolidated summary of our operating results for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2024	2023	Change	%	2024	2023	Change	%
Revenue	$4,651	$6,366	$(1,715)	(27)%	$15,679	$15,063	$616	4%
Operating Expenses
Direct costs	6,973	7,183	(210)	(3)%	16,700	20,354	(3,654)	(18)%
Research and development	17,319	14,236	3,083	22%	54,718	40,391	14,327	35%
Selling, general and administrative	7,950	6,444	1,506	23%	24,570	19,307	5,263	27%
Total operating expenses	32,242	27,863	4,379	16%	95,988	80,052	15,936	20%
Operating Loss	(27,591)	(21,497)	(6,094)	(28)%	(80,309)	(64,989)	(15,320)	(24)%
Nonoperating Income and Expense
Interest income	4,251	5,213	(962)	(18)%	13,707	15,041	(1,334)	(9)%
Change in fair value of warrant liabilities	1,591	1,155	436	38%	1,793	3,480	(1,687)	(48)%
Interest expense	(11)	(13)	2	(15)%	(37)	(39)	2	5%
Other expense	(283)	—	(283)	NM	(167)	—	(167)	NM
Total nonoperating income and expense	5,548	6,355	$(807)	(13)%	$15,296	18,482	$(3,186)	(17)%
Pretax Loss	$(22,043)	$(15,142)	$(6,901)	46%	$(65,013)	$(46,507)	$(18,506)	40%
Income tax expense	376	—	$376	NM	$887	—	$887	NM
Net Loss Attributable to Common Stockholders	$(22,419)	$(15,142)	$(7,277)	48%	$(65,900)	$(46,507)	$(19,393)	(42)%
Other Comprehensive Income (Loss)	2,058	(215)	2,273	NM	1,468	2	1,466	NM
Comprehensive Loss Attributable to Common Stockholders	$(20,361)	$(15,357)	$(5,004)	33%	$(64,432)	$(46,505)	$(17,927)	(39)%

NM = Not meaningful

The key factors driving results of operations for the three and nine months ended September 30, 2024, including the increased operating loss as compared to the corresponding periods in 2023, were as follows:

●	Revenue decreased for the three months ended September 30, 2024, as compared to 2023, primarily due to timing of completion of BMW JDA milestones in 2024. Revenue increased for the nine months ended September 30, 2024, as compared to 2023, primarily as a result of the commencement of performance under the SK On Agreements. Revenue for 2024 is anticipated to increase, as compared to 2023, primarily due to timing and completion of milestones under the SK On Agreements and continued execution on the BMW JDA.

●	Direct costs decreased for the periods, as compared to 2023, primarily due to the timing of labor and materials related to milestones within our agreements in conjunction with improved margins on our projects. Direct costs are anticipated to decrease for 2024, as compared to 2023, due to improved margins on our projects.
●	Research and development costs increased for the periods, as compared to 2023, primarily due to the development efforts focused on improving our electrolyte and continued advancement of our A-2 sample cell designs. We expect this trend to continue for the remainder of 2024.
●	Selling, general and administrative expenses increased for the periods, as compared to 2023, primarily due to workforce development, transactional costs, and strengthening our presence in Korea. We expect selling, general and administrative expenses to increase for 2024, as compared to 2023, due to the same factors.

Liquidity and Capital Resources

Sources of Liquidity

The sale of equity has historically been our primary source of cash, with a smaller portion of cash coming from performance milestones on our JDAs and government contracts.

As of September 30, 2024 and December 31, 2023, we had total liquidity, as set forth below:

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$37,969	$34,537
Marketable securities	94,041	141,505
Investments	216,062	239,566
Total liquidity	$348,072	$415,608

As of September 30, 2024, contract receivables were $2.6 million, deferred revenue was $6.7 million, and total current liabilities were $20.3 million. As of December 31, 2023, contract receivables were $1.6 million, deferred revenue and deferred revenue from related parties was $0.8 million, and total current liabilities were $15.9 million.

Short-Term Liquidity Requirements

Short-term liquidity requirements include operating and capital expenses needed to further research and development programs and to further optimize pilot production lines and electrolyte manufacturing capabilities. We anticipate that our most significant capital expenditures for the remainder of 2024 will relate to enhancing the capabilities of our electrolyte production facility, including completion of an EIC that we expect to place fully in service by the end of 2024. We expect to fund our short-term liquidity requirements through our cash on hand and other liquid assets.

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

However, we may require additional liquidity sources if there are material changes to our business conditions or other developments, including changes to our operating plan, development progress, or negotiations with OEMs, cell manufacturers, or other suppliers, market adoption of EVs, supply chain challenges, competitive pressures, inflation, and regulatory developments. To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. We also may opportunistically seek to enhance our liquidity through equity or debt financing, if such financing becomes available on terms that we consider favorable. If financing is not available, or if the terms of financing are unfavorable, we may be forced to take actions to reduce our capital or operating expenditures, which may adversely affect our development, business, operating results, financial condition and prospects.

Stock Repurchase Program

On January 23, 2024, we announced that our Board approved a stock repurchase program authorizing us to purchase up to $50 million of our outstanding common stock. Under the stock repurchase program, we may purchase shares of our common stock from time to time until the repurchase program expires on December 31, 2025. The shares of common stock may be purchased on the open market, in unsolicited negotiated transactions, or in any manner that complies with the provisions of Rule 10b-18 of the Exchange Act. Management’s decision to repurchase shares of common stock will depend on a number of factors, such as the price of the common stock, economic and market conditions, and corporate and regulatory requirements. During the nine months ended September 30, 2024, we repurchased 5,000,000 shares of common stock at an average price of $1.64 per share for an aggregate cost of approximately $8.36 million.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash and cash equivalents used in operating activities	$(50,030)	$(51,651)
Net cash and cash equivalents provided by investing activities	$62,139	$28,955
Net cash and cash equivalents provided by (used in) financing activities	$(8,677)	$31

Cash used in operating activities:

Cash used in operating activities decreased for the nine months ended September 30, 2023 as compared to the same period in 2024. The decrease was largely attributable to increased depreciation and amortization expenses as a result of placing SP2 in service, increased deferred revenue as a result of receipt of payment related to a collaborative arrangement ahead of services provided, and decreased contract receivables as a result of receipt of payment from our collaborative arrangements associated with completion of milestones. This benefit was partially offset by increased operating losses, which were driven by a continued increase in research and development and selling, general and administrative costs.

Cash provided by investing activities:

Cash provided by investing activities increased for the nine months ended September 30, 2023 as compared to the same period in 2024 primarily due to the net effect of proceeds from the sales of marketable securities and decreased capital expenditures for property, plant and equipment.

Cash provided by (used in) financing activities:

Cash used in financing activities for the nine months ended September 30, 2024 was predominantly related to the effect of cash utilized for the stock repurchase program and withholding of employee taxes related to stock-based compensation. These payments were offset by proceeds from the issuance of shares of common stock under the ESPP and exercise of stock options. Cash provided by financing activities for the nine months ended September 30, 2023 was primarily from the exercise of stock options and proceeds from the sale of common stock under the ESPP, partially offset by cash paid for withholding of employee taxes related to stock-based compensation and payments on finance lease liabilities.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Estimates

There were no significant and material changes in our critical accounting policies and use of estimates during the nine months ended September 30, 2024 as compared to those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2023 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2024 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit/Annex	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40284	3.1	December 13, 2021
3.2	Amended and Restated Bylaws	8-K	001-40284	3.1	November 21, 2022
10.1±	Amendment No. 6 to Joint Development Agreement, effective September 30, 2024, between Solid Power Operating, Inc. and BMW of North America, LLC	8-K	001-40284	10.1	October 1, 2024
10.2±#	Separation and Release Agreement with Kevin Paprzycki, dated July 11, 2024	10-Q	001-40284	10.3	August 7, 2024
10.3	Third Amendment to Lease, dated August 20, 2024, between Solid Power Operating, Inc. and Red Pierce, LLC	8-K	001-40284	10.1	August 21, 2024
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its Inline XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: November 8, 2024	Solid Power, Inc.

By:	/s/ John Van Scoter
Name:	John Van Scoter
Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Linda Heller
Name:	Linda Heller
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)