Form 10-K
period 2024-12-31
Solid Power, Inc.
filed 2025-02-28
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $274.2 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

181,992,040 shares of common stock were issued and outstanding as of February 26, 2025.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including any portions of the 2025 Proxy Statement that may be incorporated by reference, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. References in this Report to “Solid Power,” “the Company,” “we,” “us,” and “our” refer to Solid Power, Inc. (f/k/a Decarbonization Plus Acquisition Corporation III) and its consolidated subsidiaries. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report, regarding our future financial performance, strategy, expansion plans, including plans related to the expansion of our electrolyte production capabilities, market opportunity, operations, and operating results; estimated revenues or losses; projected costs; future prospects; and plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “will,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project,” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report. We caution you that the forward-looking statements contained herein are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

●	risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require and our ability to commercialize our technology in advance of competing technologies and our competitors;
●	risks relating to our status as a research and development stage company with a history of financial losses with an expectation of incurring significant expenses and continuing losses for the foreseeable future, including execution of our business plan and the timing of expected business milestones;
●	risks relating to the non-exclusive nature of our partnerships, our ability to secure new business relationships, and our ability to manage these relationships;
●	our ability to negotiate and execute commercial agreements with our partners and customers on commercially reasonable terms;
●	broad market adoption of EVs and other technologies where we are able to deploy our technology, if developed successfully;
●	our success attracting and retaining our executive officers, key employees, and other qualified personnel;
●	our ability to protect and maintain our intellectual property, including in jurisdictions outside of the United States;
●	our ability to secure government contracts and grants, changes in government priorities with respect to our government contracts and grants, and the availability of government subsidies and economic incentives;
●	delays in the construction and operation of facilities that meet our short-term research and development and long-term electrolyte production requirements;
●	changes in applicable laws or regulations;
●	risks relating to our information technology infrastructure and data security breaches;
●	risks relating to other economic, business, or competitive factors in the United States and other jurisdictions, including supply chain interruptions and changes in market conditions, and our ability to manage these risks and uncertainties; and

Solid Power, Inc. | 2024 Form 10-K | 3

●	those factors discussed in “Part I, Item 1A. Risk Factors” in this Report.

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

Solid Power, Inc. | 2024 Form 10-K | 4

PART I

Item 1. Business

Overview

Solid Power is a U.S.-based leader in solid-state battery technology and manufacturing processes. Our core technology is a sulfide-based solid electrolyte material, which replaces the liquid or gel electrolyte used in traditional lithium-ion battery cells. We believe our electrolyte technology has the potential to enable a step-change improvement in battery cell performance beyond what is currently achievable in conventional lithium-ion battery cells, including improved energy density, battery life, and safety performance. We are currently targeting the battery electric vehicle (“EV”) market due to the size and perceived demand for next generation battery technology but believe our technologies can have a broader application as they mature.

Commercialization Strategy

Our commercialization strategy is to manufacture and sell electrolyte to Tier 1 battery manufacturers and automotive original equipment manufacturers (“OEMs”) that choose to produce their own battery cells. We also intend to pursue licensing arrangements for our cell manufacturing processes and cell designs. This business model distinguishes us from competitors who are, or plan to be, commercial battery manufacturers and allows us to focus on our core strength of electrolyte development and production. Since we do not plan to produce commercial battery cells, we expect to have significantly lower capital requirements than cell manufacturers.

Technologies and Pilot Manufacturing

Our electrolyte is a sulfide-based material comprised of lithium sulfide (“Li2S”) and other inputs. We believe most OEMs and battery manufacturers have a technology roadmap that includes sulfide-based, solid-state cell products that can utilize our electrolyte. Our electrolyte is made from abundant materials produced at industrial scale in multiple geographical locations, except for the Li2S precursor material. Since we anticipate our Li2S need to significantly increase upon commercialization, we are taking a two-pronged approach to secure supply: sourcing from multiple global entities as well as working to develop in-house processes to produce material.

We believe sulfide-based solid electrolytes have the best-known balance of conductivity (i.e., the ability to move lithium ions quickly) and processability (i.e., the ability to allow cells to be produced on industry-standard roll-to-roll battery manufacturing equipment) out of all solid electrolyte classes. We develop our materials for stability and conductivity within each layer of the cell while also optimizing for areas such as cost and compatibility with conventional lithium-ion processing. We are also using customer feedback to tailor our electrolyte to meet customer requirements.

We currently produce electrolyte on two pilot manufacturing lines using a batch manufacturing process. The electrolyte we produce is used for customer sampling and internal cell development. In 2025, we intend to begin facility engineering and construction of a pilot electrolyte line using a continuous manufacturing process, which is expected to be commissioned in mid-2026. The continuous manufacturing line is expected to provide proof-of-concept of production-intent electrolyte manufacturing processes before proceeding to mass production.

Our current cell design is a multi-layered stacked pouch design made with a lithium nickel manganese cobalt oxide (“NMC”) cathode, silicon-based anode, and separator, each of which contains our electrolyte. We produce cells in sizes ranging from 0.2 Ah to 60 Ah. Our research and development teams are also working on lithium metal and anode-free cells. Longer-term, we intend to pursue the development of a nickel- and cobalt-free battery cell that could remove those costly and difficult to obtain materials. Each of these technologies are significantly earlier in development than our current NMC-silicon cell design.

We currently produce solid-state cells ranging from 0.2 Ah to 60 Ah on pre-pilot and pilot cell manufacturing lines. Our cell manufacturing processes were developed around industry-standard lithium-ion battery cell manufacturing processes and equipment. We currently manufacture all of our cell designs ourselves, including our cathodes and anodes, using materials sourced from external suppliers. We source other input materials from both industry-leading and emerging suppliers. The cells we produce are used to improve the performance of our electrolyte and support our partners’ cell development programs.

Solid Power, Inc. | 2024 Form 10-K | 5

Partnerships

We collaborate with a number of industry leaders, including BMW of North America LLC (“BMW”), Ford Motor Company (“Ford”), SK On Co., Ltd. (“SK On”), and other OEMs and Tier 1 battery manufacturers. We expect to continue to work closely with these parties to improve our electrolyte and ultimately commercialize our technologies.

Benefits of Our Technology

We believe our electrolyte has the potential to provide the following benefits when incorporated into a solid-state cell as compared to traditional lithium-ion batteries:

●	Energy Density – our electrolyte may increase cell energy on both a volume and mass basis by allowing the use of higher-capacity electrodes than those currently used in traditional lithium-ion battery cells, which in turn could increase vehicle driving ranges at the same battery pack volume and mass.
●	Battery Life – our electrolyte may improve high temperature stability of cells, and cell designs incorporating our electrolyte could achieve improved battery life compared to conventional lithium-ion battery cells.
●	Safety – by removing the flammable liquid and gel components typically found in traditional lithium-ion battery cells, our electrolyte may bring safety improvements when incorporated into a solid-state cell.

If our electrolyte proves successful at delivering these benefits, we believe it would allow for reduced costs of battery packs through reduction of expensive pack engineering.

2024 Business Highlights

Deepened our relationship with SK On.

We entered into a series of agreements with SK On in January 2024 with the goal of strengthening our relationship. The agreements include a research and development technology license agreement (the “SK On R&D license”), line installation agreement, and electrolyte supply agreement (collectively, the “SK On Agreements”). During 2024, we conducted trainings with SK On personnel, designed a pilot cell manufacturing line for installation at SK On’s facility (the “SK On Line”), and began ordering and testing equipment for the SK On Line. The SK On Agreements are expected to allow SK On to develop solid-state cells based on our technology and operate the SK On Line using our electrolyte. For more information regarding our relationship with SK On, see “—Partnerships” below.

Increased electrolyte sampling.

Having demonstrated our ability to produce electrolyte at the pilot scale, we sampled electrolyte to multiple new potential customers and industry leaders in 2024. These samples have yielded constructive feedback that we are incorporating into our electrolyte products. We believe improved production capabilities and continued robust customer sampling will ultimately drive commercialization of our electrolyte.

Commissioned our Electrolyte Innovation Center.

During 2024, we commissioned our Electrolyte Innovation Center (“EIC”), where we conduct research and development to improve the performance, manufacturability, and cost of our electrolyte and precursor materials. The EIC is designed to be flexible, which we expect will allow us to rapidly change both the chemistry of our electrolyte and our manufacturing processes prior to transferring those learnings to our pilot electrolyte manufacturing lines.

Increased our Korean presence.

In October 2024, we invested $400,000 for a 20% equity interest in a strategic partner in the Republic of Korea. In addition, we loaned this partner approximately $5.6 million and received a warrant to purchase an additional 20% equity interest in the partner. This partner provides process engineering support for our pilot cell lines and is serving as the installer for the SK On Line. In addition to providing critical services in connection with the installation of the SK On Line, we view this investment as an opportunity to further our expertise of cell manufacturing processes and to better integrate ourselves in the Korean battery market. See Note 11 of our audited financial statements included in this Report for more information.

Solid Power, Inc. | 2024 Form 10-K | 6

We also grew our presence in the Republic of Korea with the addition of several key employees focused on business development and program management in 2024. This expansion is designed to put us closer to the robust battery market in the Republic of Korea and Japan and allow us to strengthen our relationships with vendors, customers, and partners.

Progressed cell development.

After delivering A-1 cells to BMW in late 2023, we shifted our focus to improving the cell design for incorporation into A-2 cells as part of our BMW joint development agreement (“JDA”). During 2024, we made progress on multiple cell designs that we expect will improve cell performance as compared to our A-1 cells. We also made improvements to our production processes that we believe will allow us to produce higher quality prototype cells. These cells are designed to be produced on mostly conventional lithium-ion manufacturing equipment, which we believe is important to demonstrate the ability to commercially produce solid-state cells. We have worked collaboratively with BMW to enable BMW to utilize our learnings as it works to bring on-line its own solid-state cell development capabilities.

Validated by the U.S. Department of Energy.

In September 2024, we were selected by the U.S. Department of Energy (“DOE”) for a grant of up to $50 million under the Infrastructure Investment and Jobs Act, or Bipartisan Infrastructure Law. With this project, we intend to install the first globally known continuous manufacturing process of sulfide-based solid electrolyte materials for advanced all-solid-state batteries and expand our electrolyte production capabilities. The expansion is designed to further our technology roadmap and support anticipated small volume programs of current and future customers as they begin to transition from traditional lithium-ion to solid-state battery technology. Through this multi-year capital improvement project, we plan to significantly increase our annual production capacity, first to 75 metric tons in 2026 and then to 140 metric tons in 2028, in order to meet anticipated demand. In addition, we expect the continuous manufacturing process will allow us to produce electrolyte at a lower cost compared to today’s process.

In January 2025, we and DOE entered into an assistance agreement (the “Assistance Agreement”) to formalize the terms of the grant. Our cost share obligation under the Assistance Agreement is $60 million, and we are subject to certain reporting requirements and compliance obligations under the Assistance Agreement. We may not receive funding under the Assistance Agreement in the amount we expect due to an executive order issued in January 2025 relating to funds appropriated through the Bipartisan Infrastructure Law. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to Development and Commercialization—We rely on government contracts and grants for a portion of our revenue and to partially fund our research and development activities, and such contracts and grants are subject to a number of uncertainties, challenges, and risks.”

2025 Development Objectives

Throughout 2024, many OEMs and battery manufacturers began projecting delayed commercial adoption of solid-state battery cells, with some projecting adoption in the late 2020s or early 2030s. We believe these projections are due, in part, to the uneven pace of battery science and the inherent challenges in predicting when research and development will be sufficient to reach commercialization.

Despite these projections, multiple new potential customers and industry leaders requested samples of our electrolyte in 2024, and we sampled a greater quantity of electrolyte in 2024 than 2023, with the majority of volume going to Asian Tier 1 battery manufacturers and OEMs in 2024. We believe this is largely due to Tier 1 battery manufacturers and OEMs coalescing around sulfide solid-state batteries as the preferred solid state cell architecture of the future and is a validation of our intended business model.

Through the sampling process, we have seen a variety in approaches to cell designs and, accordingly, have increased our focus on developing a strong understanding of how our electrolyte affects certain cell performance parameters. We believe this can give Solid Power a competitive advantage compared to electrolyte producers that do not have cell competencies and drive commercialization of our electrolyte. Pursuing this strategy will require us to reduce the amount of internal cell development we undertake in the short term, including scaling back on cell manufacturing as part of the automotive qualification process, though we still intend to work closely with our partners under their respective JDAs. We aim to facilitate worldwide cell development using our electrolyte and intend to leverage our cell capabilities to support our electrolyte development rather than to compete with Tier 1 cell manufacturers and OEMs. We believe this strategy gives us the best opportunity to be the electrolyte supplier of choice to Tier 1 battery manufacturers and OEMs that choose to produce their own battery cells.

Solid Power, Inc. | 2024 Form 10-K | 7

As the solid-state battery landscape continues to evolve, we are focused on the following near-term objectives:

Drive electrolyte innovation and performance through feedback from cell development and customers.

As we work to scale our electrolyte business, we plan to focus the majority of our cell research and development on enhancing the feedback between our cell and electrolyte teams, with the ultimate goal of developing a superior understanding of how and why our electrolyte performs in a solid-state cell and using that knowledge to help our electrolyte customers improve their cell development. We believe we are the only entity with both pilot-scale sulfide electrolyte manufacturing and pilot-scale solid-state cell manufacturing capabilities, which positions us well to utilize feedback from our internal cell development team as well as feedback from customers and other external parties to improve our electrolyte products.

Continue executing on our electrolyte development roadmap.

To scale to commercial volumes of electrolyte production, we must first demonstrate the feasibility of our production methods. Our current pilot electrolyte manufacturing is a batch process. In 2025, we intend to begin facility engineering and construction of a pilot electrolyte line that is designed to manufacture electrolyte on a continuous process. To support this project, we ordered long lead-time equipment at the end of 2024. We believe a continuous manufacturing process is necessary to scale to commercial volumes and this pilot line is designed to allow us to learn and optimize the manufacturing processes ahead of full commercialization. We expect the continuous process pilot line will be commissioned in mid-2026.

Ramp electrolyte sampling and identify long-term customers.

To be successful in the long term, we must identify and develop customers for our electrolyte material. During 2025, we expect to continue sampling electrolyte to potential customers, partners, and industry leaders, explore additional partnership opportunities, and build upon the success we had in 2024. We have significant pilot production capacity, which we believe differentiates us from our competitors. Additionally, through our sampling process, we expect to tailor our electrolyte to meet customers’ specifications, which we believe will ultimately allow our electrolyte to be designed into our customers’ cell designs.

Execute on the SK On Agreements.

During 2025, we intend to complete the installation of the SK On Line by completing factory acceptance testing at various equipment vendors and site acceptance testing at SK On’s facility. Following installation, we expect to spend several months validating the SK On Line to ensure it meets contractual requirements. As part of the validation efforts, we expect to begin delivering electrolyte to SK On under the electrolyte supply agreement.

Remain fiscally disciplined.

We are focused on extending our runway through financial discipline while still investing appropriately in technology development and process improvements. We remain focused on maintaining and using our strong balance sheet to best position Solid Power to reach commercialization. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Partnerships

Since we do not contemplate becoming a commercial cell manufacturer, one of our key goals is to establish and expand partnerships with Tier 1 battery manufacturers and OEMs. Our agreements with BMW, Ford, and SK On are non-exclusive, allowing us to pursue additional OEM or battery manufacturer relationships. The following sets forth the material terms of our agreements with each of BMW, SK On, and Ford.

BMW Group

We have a long-standing relationship with BMW, which began in 2016. Our relationship initially focused on cell research and development, and in 2017, we announced a partnership to jointly develop solid-state battery cell technology. In 2021, BMW and Solid Power expanded the partnership with BMW Holding B.V.’s (“BMW Holding”) participation in our $135.6 million Series B investment round, which closed in May 2021 (the “Series B Financing”) and with the execution of a JDA for EV cells for testing and vehicle integration with BMW.

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

Solid Power, Inc. | 2024 Form 10-K | 8

pricing of electrolyte materials, integration into cell designs, as well as licensing our cell technology to cell producers. The key commercial terms of such additional arrangements have not yet been determined.

During 2022, we amended our JDA to provide BMW with a research and development-only license to certain of our intellectual property relating to cell manufacturing. The license allows for BMW to install a solid-state prototype cell manufacturing line based upon our proprietary information and BMW agreed to pay us $20 million between December 2022 and June 2024, subject to our achieving certain milestones. During 2024, we engaged with BMW in joint development and manufacturing activities at our facilities. Under the terms of the amended JDA, any intellectual property developed jointly by BMW and Solid Power at our facilities will be solely owned by us. In June 2024, we amended our JDA with BMW to (i) extend the term of the JDA to September 30, 2024 and (ii) revise the payment schedule under Amendment No. 4 to the JDA, effective November 1, 2022. In September 2024, we further amended our JDA with BMW to (i) extend the term of the JDA until we hit certain development milestones; provided that BMW will have termination rights in certain circumstances beginning on December 31, 2025, and (ii) revise certain deliverables and the timing to achieve various milestones and development targets and confirm cell performance requirements. We expect to negotiate a non-exclusive electrolyte supply agreement to supply BMW with our electrolyte material following commissioning of BMW’s prototype cell manufacturing line.

Pursuant to our Board Nomination Support Agreement, dated May 5, 2021, with BMW Holding (the “BMW Nomination Agreement”), BMW Holding has the right to nominate a director for election to our Board of Directors (the “Board”). Rainer Feurer, Senior Vice President at BMW and BMW Holding’s nominee, has served on our Board since December 2021 and was a director of Solid Power Operating, Inc. from May 2021 until December 2021, in each case pursuant to the BMW Nomination Agreement. Also, BMW Holding has the right to designate an individual to attend meetings of our Board and its committees in a non-voting, observer capacity.

SK On

In January 2024, we entered into the SK On Agreements. Under the SK On R&D license, SK On licensed our cell designs and manufacturing processes in exchange for payments totaling $20 million from 2024 to 2027, upon achievement of milestones. The SK On R&D license limits SK On to research and development activities and may not be used for commercial cell production. The line installation agreement provides that Solid Power will design, procure, and install the SK On Line at one of SK On’s Korea facilities in exchange for an estimated $22 million, upon achievement of milestones. SK On has also agreed to purchase our electrolyte for use on the SK On Line through the electrolyte supply agreement. Initially, under the electrolyte supply agreement, SK On will purchase electrolyte to validate the SK On Line. After validation, SK On is required to purchase at least eight metric tons of electrolyte from Solid Power through 2030, which it will use in advancing its cell technologies. Depending on volumes, we expect to receive at least $10 million from these electrolyte sales.

In October 2021, we entered into a non-exclusive JDA with SK On for joint production of our EV cells. In connection with the closing of the business combination with Decarbonization Plus Acquisition Corporation III, SK On invested $30 million into our company. The JDA contemplates that SK On and Solid Power will collaborate to validate Solid Power’s cell designs and production processes are scalable and compatible with existing lithium-ion production technology, enabling us to deliver pre-commercial cells to our OEM customers. The terms of the JDA permit SK On to share in the intellectual property developed through the joint production efforts required under the JDA. Following entry into the SK On Agreements, we and SK On began winding down our 2021 JDA, and we expect the JDA will expire by its terms on March 31, 2025.

Ford Motor Company

We started our relationship with Ford in 2018, when it participated in our Series A-1 equity financing. In 2019, we announced an investment by Ford and partnership to jointly develop solid-state battery cells using our pilot production line. In 2021, we expanded our partnership with Ford’s participation in the Series B Financing and the execution of a JDA relating to testing and vehicle integration of our EV cells. In December 2024, we amended our JDA with Ford to extend the expiration date to December 31, 2025 and to revise our cell material delivery obligations.

The JDA with Ford sets out the framework for the collaboration on the research and development of our cells. The JDA requires us to continue our research and development efforts towards deployment in Ford’s EVs. Additionally, the terms of the JDA permit Ford to share in certain intellectual property developed through these research and development efforts. Solid Power’s ability to share developments gained through the course of performance of the JDA with its other partners is limited in certain circumstances. The JDA also contemplates entering into additional agreements with Ford for purchase and pricing of electrolyte materials, integration into cell designs, as well as licensing our cell technology to cell producers. The key commercial terms of such additional arrangements have not yet been determined.

Solid Power, Inc. | 2024 Form 10-K | 9

Intellectual Property

Our proprietary battery material and cell technology is protected through a combination of patents, patent applications, and trade secrets. Our patent portfolio includes technologies we invented, in addition to exclusive licenses obtained from the University of Colorado Boulder and Oak Ridge National Laboratory. Solid electrolyte materials and methods of production make up the largest portion of our patent application filings. Additional subjects include electrode and cell designs, cell processing methods, and electrolyte precursor methods, among others. We regularly file new applications in areas that are enforceable or reverse-engineerable. Processes for manufacturing sulfide-based solid electrolyte materials and solid-state cells make up the majority of our trade secrets. As of February 1, 2025, we owned or exclusively licensed 21 issued United States patents, 91 pending United States patent applications, 115 non-United States and PCT patents and applications, two registered United States trademarks, two pending United States trademarks, and five registered or pending non-United States trademarks. We further protect our intellectual property with non-disclosure agreements for all employees, consultants, and other third parties, material transfer agreements, and license agreements.

Competition

Performance improvements in next-generation battery and EV technology will contribute to global adoption of EVs. This trend has heightened competition and brought new entrants into the industry. We compete directly with both established and emerging materials suppliers and battery cell producers in the United States and abroad, and some of our competitors may be better capitalized or have more experience, superior products, or stronger relationships with their suppliers and customers.

A number of mature and development-stage companies are seeking to improve conventional lithium-ion battery cells or to develop new technologies for battery cells. Some of these companies have established relationships with OEMs and are in varying stages of development.

We believe our ability to compete successfully with both traditional lithium-ion and new battery technology will depend on several factors, including electrolyte performance and cost, safety, energy density, and battery life, and non-technical factors such as brand, established customer and partner relationships, and financial and manufacturing resources. We believe our relationships with BMW, Ford, and SK On can expedite our research and development process relative to our competitors by creating a feedback loop allowing for rapid and intelligent iterations.

Government Regulation and Compliance

We are subject to substantial regulation in the United Staes and abroad, including international, federal, state, and local laws which may vary from country to country and are subject to change. Government regulations frequently control how battery cells and their components are stored, transported, used and disposed of through environmental laws and regulations regarding hazardous substances and solid waste. These laws may impose strict, joint, and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. In the ordinary course of operations, we, through third parties and contractors, may handle hazardous substances within the meaning of the Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and, as a result, may be jointly and severally liable for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. We are also subject to the strict requirements of the Resource Conservation and Recovery Act and comparable state statutes for the generation or disposal of solid waste, which may include hazardous waste. We believe we are in material compliance with applicable environmental laws and regulations. The cost of compliance with such laws and regulations has not had a material adverse effect on our capital expenditures, earnings, or competitive position and is not anticipated to have a material adverse effect in the future. However, we cannot guarantee that we are in full compliance with all environmental laws and regulations or that we will be able to comply with any future requirements or changes in such laws and regulations without significant costs.

The Occupational Safety and Health Act (“OSHA”) and comparable laws in other jurisdictions regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about any hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities, and the public.

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

Solid Power, Inc. | 2024 Form 10-K | 10

In addition, we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption, anti-bribery, and anti-money laundering laws and regulations in the jurisdictions in which we have offices or do business, both domestic and abroad. Any failure to adequately comply with any of these obligations, or future changes with respect to any of these legal regimes, could cause us to incur significant costs, including the potential for new overhead costs, fines, sanctions, and third-party claims.

Human Capital

As of February 1, 2025, we employed over 260 employees, primarily based out of our facilities in Louisville, Colorado and Thornton, Colorado. Many of our employees have a technical background or hold advanced engineering and scientific degrees. We are committed to increasing diversity in the workforce and believe building and maintaining an inclusive and equitable culture is important for our success.

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

To date, we have not experienced any work stoppages and consider our relationship with our employees to be good. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). These reports and other information we file with or furnish to the SEC are available free of charge at https://www.solidpowerbattery.com/investor-relations/financials/sec-filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We use our website (www.solidpowerbattery.com) and various social media channels (e.g., Solid Power, Inc. on LinkedIn) as a means of disclosing information about Solid Power and our products to our customers, investors, and the public. The information posted on our website and social media channels is not incorporated by reference in this Report or in any other report or document we file with the SEC. Further, references to our website URLs are intended to be inactive textual references only. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Solid Power when you enroll your e-mail address by visiting the “Investor Email Alerts” section of our website at https://ir.solidpowerbattery.com. Although our executive officers may also use certain social media channels, we do not use our executive officers’ social media channels to disclose information about Solid Power or our products.

Information about our Executive Officers

Set forth below, in alphabetical order, is a list of our executive officers as of February 28, 2025, including each executive officer’s principal occupation and employment during the past five years. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until their successor is appointed or their earlier death or removal or resignation from such office. Each executive officer’s age is set forth in the table next to their name.

Name	Position	Age
Joshua Buettner-Garrett	Chief Technology Officer	39
Linda Heller	Chief Financial Officer and Treasurer	61
James Liebscher	Chief Legal Officer and Secretary	44
John Van Scoter	President, Chief Executive Officer, and Director	63

Joshua Buettner-Garrett serves as our Chief Technology Officer. He served as Solid Power Operating, Inc.’s Chief Technology Officer since November 2013. Prior to joining Solid Power Operating, Inc., he served as Program Manager of the Energy Storage Group at ADA Technologies, Inc., a research and product development business, from 2011 to 2013. He served as a Senior

Solid Power, Inc. | 2024 Form 10-K | 11

Research Scientist in the ADA Technologies’ Energy Storage Group from 2010 to 2011. Mr. Garrett holds a B.S. in Mechanical Engineering from Arizona State University and a M.S. in Mechanical Engineering from Colorado State University.

Linda Heller has served as our Chief Financial Officer and Treasurer since June 2024. Prior to joining Solid Power, Ms. Heller served as Chief Financial Officer of Swell Energy, Inc., a distributed solar energy resource and deployment platform company, from May 2021 until June 2024. Prior to Swell Energy, Inc., Ms. Heller served as Chief Financial Officer and Corporate Secretary of Deca Technologies, Inc., a wafer technology company, from September 2017 to March 2020, and as Chief Financial Officer of eSolar, Inc., an early-stage solar power plant technology company, from 2013 to 2017. Ms. Heller served as Senior Vice President, Finance and CFO of Power-One, Inc., a formerly publicly traded company with shares listed on Nasdaq, from 2008 until 2010. She has also served as a director since 2016 and as chairman of the board since June 2020 of Active Life Scientific, Inc., an early-stage medical device company. Ms. Heller holds a B.A. in Economics from Rice University and an M.S. in Management from the MIT Sloan School of Management.

James Liebscher serves as our Chief Legal Officer and Secretary. He served as Lead Corporate Attorney of Solid Power Operating, Inc. from June 2021 through the closing of the business combination. Mr. Liebscher was a senior attorney at Aspect Holdings, LLC, an international energy company, from February 2020 until June 2021. He previously was in private practice as a securities and corporate attorney at Polsinelli PC from August 2016 until February 2020 and Dufford & Brown, P.C. from October 2014 until August 2016. Prior to his legal career, he served for nine years in the United States Air Force as an airborne cryptologic linguist. Mr. Liebscher holds an LL.M. in Securities and Financial Regulation from Georgetown University Law Center, a J.D. from the University of Notre Dame Law School, and a B.S. in Business Administration from Bellevue University.

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

The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also have a material adverse effect on our business, prospects, results of operations, and financial condition. The summary risk factors described below should be read together with the text of the risk factors set forth immediately after the summary risk factors, and both the summary and text of the risk factors should be read together with the other information set forth in this Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

●	The pace of battery technology development is not predictable. Delays or failures in accomplishing development objectives may postpone or prevent us from generating revenues from the sale of electrolyte or licensing of our cell technology. Expectations for when we will achieve various technical and production-level performance objectives depend in large part upon assumptions, estimates, measurements, testing, analyses, and data developed and performed by us, which may be incorrect or flawed.
●	We may not successfully develop our electrolyte for commercialization or attract customers. There is currently no commercial market for sulfide-based solid electrolytes and one may never emerge. Even if sulfide-based solid electrolytes are commercially adopted, we may not be able to effectively compete in any market.

Solid Power, Inc. | 2024 Form 10-K | 12

●	It will be challenging to develop sulfide-based solid electrolyte capable of production at volume and with acceptable performance, yields, and costs.
●	We have not reached agreement with our partners on economic terms for the commercial sale of electrolyte or licensing of our cell technology. As a result, our projections of revenue and other financial results are uncertain.
●	We may not successfully complete development of our cell designs, commercially license our cell technology to OEMs or cell manufacturers, or generate material revenue from our cell technology.
●	We have only conducted preliminary safety testing on our cells. Any cells using our technology will require additional and extensive safety testing prior to being installed in EVs.
●	If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.
●	The non-exclusive nature of our agreements exposes us to the risk that our partners may elect to pursue other battery cell technologies or partners.
●	We are seeking additional partners with which to collaborate in the development of our technology. Our inability to enter into development relationships with additional partners may impair our ability to control the timing of our development activities, sell our electrolyte, or generate licensing revenue.
●	If we fail to develop solid-state battery cells for commercialization or meet certain milestones under certain of our agreements within the required time frames, our partners may terminate the agreements.
●	Our business depends on our ability to manage our relationships with existing and future partners, customers, suppliers, and contractors, and we may not successfully manage these business relationships.
●	The terms of certain agreements permit our partners to share in the intellectual property developed through the research and development efforts under their respective agreements. In certain circumstances, our ability to share developments gained through the course of performance of a particular agreement with our other partners may be limited, and our partners may be able to exploit certain of the intellectual property developed under their respective agreements in ways that are detrimental to us.
●	The battery market continues to evolve and is highly competitive, and we may not be successful in competing in this market or establishing and maintaining confidence in our long-term prospects among current and future partners and customers.
●	We may not be able to accurately estimate future demand for our technology, which could result in a variety of inefficiencies in our business, hinder our ability to generate revenue, and cause us to incur additional costs or experience delays.
●	We rely heavily on owned and exclusively-licensed intellectual property, including patent rights, trade secrets, copyrights, trademarks, and know-how, and we may be unable to protect and maintain access to these intellectual property rights.
●	We have not performed exhaustive searches or analyses of the intellectual property landscape of the battery industry and cannot guarantee that our technology, or its ultimate integration into EVs, does not infringe intellectual property rights of third parties. We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and cause us to incur substantial costs.
●	Our business plan has yet to be tested, and we may not succeed in executing on our strategic plans, including commercialization.
●	We are a research and development stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.

Solid Power, Inc. | 2024 Form 10-K | 13

●	We may require additional capital to support business growth, and this capital might not be available on commercially reasonable terms or at all.
●	We may be unable to adequately control the costs associated with our operations and the components necessary to develop our technology.
●	If we fail to effectively manage our future growth, we may not be able to market and license the technology and know-how to sell our electrolyte or manufacture our cells.
●	Incorrect estimates or assumptions by management in the preparation of our consolidated financial statements could adversely impact our reported assets, liabilities, income, revenue, or expenses.
●	We incur significant expenses and administrative burdens as a public company.
●	Our business could also be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting as required by SOX.
●	We have been, and may in the future be, subject to lawsuits, regulatory actions, or government investigations and inquiries which could lead us to incur significant costs or harm our reputation.
●	The price of our common stock and Warrants could be adversely impacted by sales of substantial amounts of our common stock or Warrants in the public market or the perception that such sales could occur.

Risks Related to Development and Commercialization

The pace of battery technology development is not predictable. Delays or failures in accomplishing development objectives may postpone or prevent us from generating revenues from the sale of electrolyte or licensing of our cell technology. Expectations for when we will achieve various technical and production-level performance objectives depend in large part upon assumptions, estimates, measurements, testing, analyses, and data developed and performed by us, which may be incorrect or flawed.

Our expectations for when we will achieve various technical and production objectives reflect our current expectations and estimates. Whether and when we achieve these objectives depend on a number of factors, many of which are outside our control, such as:

●	the success and timing of our development activities, including our ability to develop electrolyte and cell technologies with desired qualities and performance metrics;
●	our success in securing additional development partnerships and the pace of our efforts with each of them;
●	the extent of consumer acceptance of EVs generally and those deploying our products in particular;
●	competition, including from established and future competitors in the battery industry or from competing technologies that may be used to power EVs as well as increased competition from China;
●	unanticipated technical or manufacturing challenges or delays;
●	difficulties identifying or constructing the necessary manufacturing facilities;
●	other technological developments that could adversely impact the commercial potential of our technology;
●	whether we can obtain sufficient capital when required to build our manufacturing facilities and sustain and grow our business;
●	adverse developments in our partnership relationships, including termination of our partnerships or changes in our partners’ timetables and business plans;
●	our ability to manage our growth;

Solid Power, Inc. | 2024 Form 10-K | 14

●	our ability to manage our relationships with key suppliers and the availability of the raw materials we need to procure from them;
●	our ability to retain existing key management, integrate new hires, and attract, retain, and motivate qualified personnel; and
●	the overall strength and stability of domestic and international economies.

Unfavorable changes in any of these or other factors beyond our control have impeded, and could continue to impede, our ability to achieve our objectives when planned. We may continue to experience unfavorable changes in factors beyond our control, and such unfavorable changes could have a material adverse effect on our business, prospects, results of operations, and financial condition. Additionally, we cannot predict market reaction or the impact on the price of our common stock and Warrants as we make announcements regarding our achievement, or failure to achieve, our objectives and publicly-disclosed milestones. Negative market reactions could result in volatility in the of the price of our common stock and Warrants.

We may not successfully develop our electrolyte for commercialization or attract customers. There is currently no commercial market for sulfide-based solid electrolytes and one may never emerge. Even if sulfide-based solid electrolytes are commercially adopted, we may not be able to effectively compete in any market.

Our business plan contemplates that we will sell our electrolyte to Tier 1 battery manufacturers and OEMs. However, our electrolyte is in the development stage, and we anticipate that our research and development efforts will extend in an iterative process even beyond delivery of our electrolyte to customers wishing to incorporate the material into their products. The continuous need to refine and optimize our products will require us to continue to perform extensive and costly research and development efforts. For example, through validation efforts, we have learned, and may continue to learn, that our electrolyte contains impurities or otherwise does not meet the quality or performance requirements of our customers. Fixing any such problems may require design changes or other research and development efforts, take significant time, and be costly. If our electrolyte fails to perform as expected, we could fail to attract or lose customers of our electrolyte.

Even if we successfully develop our electrolyte for commercialization, there is no established market for sulfide-based solid electrolyte. Our ability to sell our electrolyte to customers will depend on our or their success in developing battery cells which outperform those of traditional lithium-ion batteries. If battery manufacturers do not adopt sulfide-based cell architectures or if markets for sulfide-based solid electrolytes and solid-state battery cells do not develop in the time or to the level we anticipate, we may not be able to find customers to buy our electrolyte.

Further, we may have to compete with established companies that may be better capitalized or have more experience, superior products, or stronger relationships with their suppliers and customers. Potential customers may be wary of unproven products or not be inclined to work with less established businesses, and large organizations may have significant purchasing power and leverage in negotiating contractual arrangements with us. In addition, large organizations often have lengthy sales cycles, which may increase the risk that we spend substantial time and resources on a customer that ultimately elects not to purchase our products. If we are unable to successfully sell commercial volumes of electrolyte, we may be unable to achieve our financial projections, we may not recoup the costs associated with scaling production of our electrolyte, and our reputation and prospects may be adversely impacted, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

It will be challenging to develop sulfide-based solid electrolyte capable of production at volume and with acceptable performance, yields, and costs.

Our business depends on our ability to produce sulfide-based solid electrolyte at volume and with acceptable performance, yields, and costs. Developing the technology and know-how to produce electrolyte with acceptable performance at scale and cost is extremely challenging. We face significant obstacles to reaching commercial levels of electrolyte production, including:

●	developing electrolyte that meets the quality and performance requirements of our customers;
●	understanding optimization requirements for high volume manufacturing equipment;
●	increasing production capacity through development of a continuous manufacturing process and construction of facilities capable of producing electrolyte on the commercial scale;
●	securing materials, components, and equipment necessary for commercial production; and

Solid Power, Inc. | 2024 Form 10-K | 15

●	reducing cost of production.

If we are unable to overcome these challenges, we may not achieve commercial levels of electrolyte production. Significant delays in achieving, or failure to achieve, commercial production of our electrolyte could have a material adverse effect on our business, prospects, results of operations, and financial condition.

We have not reached agreement with our partners on economic terms for the commercial sale of electrolyte or licensing of our cell technology. As a result, our projections of revenue and other financial results are uncertain.

Our agreements provide a framework for our cooperation with our partners, and certain of these agreements contemplate that we will enter into additional arrangements with our partners for the commercial sale of electrolyte or licensing of our cell technology. For example, under the electrolyte supply agreement, we and SK On have agreed, at SK On’s option, to make a commercially reasonable effort to enter into a commercial electrolyte supply agreement for commercial battery cell production by SK On. However, we have not reached agreement on key terms for the commercial sale of our electrolyte or licensing of our cell technology with any of our partners, and the structure for realizing the monetary value of our products is unknown. We cannot guarantee that we will be able to agree with our partners on key commercial terms or that any terms will be financially beneficial for us.

We may not successfully complete development of our cell designs, commercially license our cell technology to OEMs or cell manufacturers, or generate material revenue from our cell technology.

Our cell architecture is inherently complex and incorporates technology and components that have not been used in commercial battery cell production. As with our electrolyte, we expect our research and development efforts to extend in an iterative process even beyond delivery of cells using our technology to OEMs for validation in order to refine and optimize our cell technology. For example, we have learned, and may continue to learn, from validation efforts that our cells contain defects or errors that cause the cells not to perform as expected. Fixing any such problems may require design changes or other research and development efforts, take significant time, and be costly. Any failure of cells using our technology to perform as expected could harm our ability to commercially license our cell technology as well as sell our electrolyte.

We expect to need several additional years of research and development before cells using our technology will be advanced enough for us to realize material revenue from licensing our cell technology. We or our customers must overcome significant hurdles to complete development, validation, and automotive qualification of cells using our technology, including:

●	meeting the rigorous and challenging specifications required by OEMs and battery manufacturers, such as battery life, energy density, abuse and safety testing, charge rate, cycle life, stack pressure, and operating temperature;
●	increasing the volume, yield, reliability, and uniformity of cells and cell components;
●	increasing the size and number of layers of cells;
●	developing manufacturing techniques to produce the volume of cells needed for customer applications;
●	understanding optimization requirements for high volume manufacturing equipment;
●	designing and engineering packaging to ensure adequate cycle life (i.e., the number of charge and discharge cycle that a battery cell can sustain until its capacity falls below 80% of the original capacity); and
●	reducing cost of production.

We have encountered, and expect to continue to encounter, engineering challenges and delays as we increase the dimensions and throughput of cells and cell components. In order to be commercially viable, cells using our technology will need to be capable of being produced at a high yield without compromising performance, and we or our customers will have to solve related packaging challenges in a way that is scalable and at an acceptable cost. If we or our customers are unable to overcome these engineering and mechanical hurdles, we may not succeed in commercially licensing our cell technology.

Solid Power, Inc. | 2024 Form 10-K | 16

To generate material revenue from our cell technology, we will also need to identify customers willing to license our cell technology and enter into commercial license agreements. If we fail to bring our cell technology to market on a timely basis, products and technologies developed by others could render our cell technology obsolete or noncompetitive. Even if we complete development and succeed in entering into commercial license agreements, we may not start to generate revenues from such agreements until our customers have retrofitted or constructed and deployed facilities to build our cell designs at scale and we have constructed facilities to produce commercial volumes of our electrolyte. Any delay in development, automotive qualification, manufacturing scale-up, or construction of commercial electrolyte production facilities would delay our time to generate material revenue and may adversely impact our end-user relationships, including OEMs. Significant delays in providing commercial licenses to our technology could have a material adverse effect on our business, prospects, results of operations, and financial condition.

We have only conducted preliminary safety testing on our cells. Any cells using our technology will require additional and extensive safety testing prior to being installed in EVs.

To achieve acceptance by OEMs and be installed in commercially available EVs, any cells using our technology will have to undergo extensive safety testing in addition to the preliminary safety testing we have conducted. We cannot guarantee that such tests will be successful. We have identified, and may continue to identify, different or new safety performance issues during our cell development that have not been present previously. For example, during late 2023 and early 2024, a few EV cells we produced went into thermal runaway during testing. We have identified the root cause for these performance issues and are actively working to improve safety performance, but we cannot guarantee that we will successfully mitigate the problem. We have made, and will continue to make, cell design and manufacturing process changes to address performance issues, which may lead to delays to or suspension of research and development projects or commercialization and in turn have a material adverse effect on our business, prospects, results of operations, and financial condition.

In addition, we have a limited frame of reference from which to evaluate the long-term performance of our technology. Issues or problems could arise once our technology has been deployed for a longer period, and we cannot guarantee that we will be able to detect and fix any defects or errors. If our customers determine our technology does not perform as expected, they may delay deliveries, terminate further orders, or initiate product recalls, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.

Our success depends on our ability to attract and retain our executive officers, key employees, and other qualified personnel, and our operations could be severely disrupted if we lost their services. Additionally, we have experienced, and may continue to experience, turnover in our executive officers, key employees, and other qualified personnel. For example, in the past 12 months, the Board appointed a new Chief Financial Officer and Treasurer and our Chief Operating Officer resigned. We continue to be highly dependent on the services of our executive officers and other senior technical and management personnel who would be difficult to replace. If we make strides in development of our technologies or competition in battery cell technology and EVs intensifies, the risk that competitors or other companies will seek to hire our personnel could increase. Further, competition for qualified personnel can be intense, and our ability to attract and retain them depends on our ability to provide competitive compensation and an attractive work environment. We may not be able to attract and retain qualified personnel in the future and may continue to experience turnover. Departure of key personnel or continued turnover may inhibit our ability to successfully attract and retain the personnel necessary to grow our business, and result in stockholder uncertainty and cause the price of our common stock and Warrants to decline, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

The non-exclusive nature of our agreements exposes us to the risk that our partners may elect to pursue other battery cell technologies or partners.

Our partners are motivated to develop and commercialize improved battery cell technologies. To that end, our partners have invested, and are likely to continue to invest in the future, in their own development efforts and, in certain cases, in agreements with our current and future competitors. If other technologies are developed more rapidly or are more efficient or effective than ours, our partners may elect to adopt and install a competitor’s cell technology or products over ours, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

We are seeking additional partners with which to collaborate in the development of our technology. Our inability to enter into development relationships with additional partners may impair our ability to control the timing of our development activities, sell our electrolyte, or generate licensing revenue.

We have entered into agreements with BMW, Ford, and SK On. We are actively seeking additional partnerships with other OEMs or Tier 1 battery manufacturers in an effort to diversify our development risk. However, the relationships we have with our

Solid Power, Inc. | 2024 Form 10-K | 17

existing partners and our partners’ rights under their respective agreements may deter other OEMs and battery manufacturers from working with us. If we are not successful in establishing partnerships with other OEMs or battery manufacturers, we will remain highly dependent upon our existing partners. Because we generally cannot control the pace or extent of our partners’ collaborative efforts with us, the pace of our efforts generally must align with that of each partner. Further, our partners’ interests and priorities may not align with our own. As a result, a failure to diversify may prevent us from controlling the timing at which our technology matures to commercialization and harm our prospects.

If we fail to develop solid-state battery cells for commercialization or meet certain milestones under certain of our agreements within the required time frames, our partners may terminate the agreements.

We have entered into non-exclusive agreements, including with BMW, Ford, and SK On, to collaborate on the research and development of our cells. The terms of some of these agreements generally require us to continue our research and development of solid-state battery cells and component materials such that our products are capable of being deployed in EVs within the next few years. Although we have extended some of these agreements, our products remain in the development stage, and we cannot guarantee that we will be able to complete research and development in the time frame required by these agreements. If we do not meet these milestones or agree with our partners to extend or modify the terms of these agreements, we may not receive expected payments under these agreements and our partners may terminate their participation in the agreements without liability to us, which could adversely impact our reputation and prospects.

Our business depends on our ability to manage our relationships with existing and future partners, customers, suppliers, and contractors, and we may not successfully manage these business relationships.

We rely on a number of third parties in connection with development of our technology and performance on our contracts. Our partners, customers, suppliers, and contractors may have economic, business, or legal interests or goals that are inconsistent with ours. As a result, it may be challenging for us to resolve issues that arise in respect of the performance of our contracts, including our agreements with our partners. Any significant disagreements with these third parties may impede our ability to maximize the benefits of our partnerships and perform our contractual obligations and may slow the commercial roll-out of our technology. For example, we are utilizing a partner for the design and installation of the SK On Line, and a failure by our partner to satisfactorily and timely provide services could adversely impact our ability to fulfill our obligations under our line installation agreement with SK On. In addition, if our counterparties are unable or unwilling to meet their economic or other obligations under our agreements, we may be required to fulfill those obligations alone, which could delay our research and development progress.

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

We are subject to risks relating to the construction and development of facilities for our short-term research and development and long-term electrolyte production requirements.

Our business plan contemplates that we will construct additional facilities for research and development and commercial electrolyte manufacturing. In the near term, we are working to expand our electrolyte material production capabilities at our existing

Solid Power, Inc. | 2024 Form 10-K | 18

facilities through, for example, installation of equipment for continuous manufacturing of electrolyte. We may experience risks and complications associated with engineering and construction, including cost overruns and delays. Delay in the installation of a continuous production line could harm our development efforts and delay the expected expansion of our production capacity.

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

Even if we successfully license our cell technology, we are subject to risks relating to production scale manufacturing of our cells through partners in the long term.

We aim to develop our cell technology in such a way as to enable our manufacturing partners to utilize existing lithium-ion cell manufacturing processes and equipment. While we believe development of a manufacturing process compatible with existing lithium-ion cell manufacturing lines could provide significant competitive advantages, modifying or constructing these lines for production of our products could be more complicated or present significant challenges to our manufacturing partners that we do not currently anticipate. As with any large-scale capital project, any modification or construction of this nature could be subject to delays, cost overruns, or other complications. Any failure to commence commercial production on schedule would likely lead to additional costs and could delay our ability to generate meaningful revenues. In addition, any such delay could diminish any “first mover” advantage we aim to attain, prevent us from gaining the confidence of OEMs, and open the door to increased competition. Any of the foregoing could hinder our ability to successfully grow our business and achieve a competitive position in the market.

Collaboration with third parties to manufacture our cell designs reduces our level of control over the manufacturing process. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints. Potential disputes with partners could stop or slow cell production, and we could be impacted by adverse publicity related to our partners, whether or not such publicity is related to such partner’s collaboration with us. In addition, we cannot guarantee that our suppliers will not deviate from agreed-upon quality standards. Further, any partnerships with international third-party cell manufacturers or OEMs could expose us to the political, legal, and economic risks impacting the regions in which our partners’ manufacturing facilities are located, further reducing our control over the production process as we scale manufacturing.

If we are unable to enter into agreements with cell manufacturers on terms and conditions acceptable to us, we may need to contract with other third parties or create our own commercial production capacity. We may not be able to engage other third parties or establish or expand our own production capacity to meet our needs on acceptable terms or at all, and the expense and time required to adequately complete any transition or expansion may be greater than anticipated, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

We rely heavily on complex equipment for our operations, and the production of our technology involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We rely heavily on complex equipment for our operations and the production of our electrolyte and cells. Integrating this equipment into the production of our electrolyte and cells is time intensive and requires us to work closely with the equipment providers to ensure that it works properly with our technology. This integration involves a degree of uncertainty and risk and may result in the delay in the scaling up of production or cause us to incur additional costs.

Our current manufacturing facilities require, and we expect that our future manufacturing facilities will require, large-scale machinery. Such machinery may unexpectedly malfunction and require repairs and spare parts to resume operations, which may not be available when needed. Because we do not maintain any redundancies in our research and development facilities, unexpected malfunctions of our production equipment may significantly affect our operational efficiency. In addition, because this equipment has not historically been used to produce sulfide-based solid electrolytes or build solid-state battery cells, the operational performance and costs associated with this equipment is difficult to predict and may be influenced by factors outside of our control, such as failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us; environmental hazards and associated costs of remediation; difficulty or delays in obtaining governmental permits; damages or defects in systems; industrial accidents; and fires, seismic activity, and other natural disasters.

Solid Power, Inc. | 2024 Form 10-K | 19

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

We rely on government contracts and grants for a portion of our revenue and to partially fund our research and development activities, and such contracts and grants are subject to a number of uncertainties, challenges, and risks.

We currently rely on government contracts and grants for a portion of our revenue and to partially fund our research and development activities. For example, the Assistance Agreement provides that DOE will provide us with funding of up to $50 million for our installation of equipment necessary for the continuous production of sulfide-based solid electrolyte material. Changes in government priorities or government funding reductions or delays could result in discontinuation of funding under, or termination of, our government contracts and grants. Further, the change in administration could increase this risk. On January 20, 2025, an executive order, titled Unleashing American Energy (the “Executive Order”), paused disbursement of funds appropriated through the Bipartisan Infrastructure Law pending further review. Because the Assistance Agreement is funded under the Bipartisan Infrastructure Law, our continued receipt of funding under the Assistance agreement could be delayed or cancelled. In addition, the Executive Order declared a policy of eliminating the “electric vehicle (EV) mandate.” The government has discretion under the terms of the Assistance Agreement to discontinue future funding as the result of insufficient progress, change in strategic direction, or lack of available funding. The government could determine that the Assistance Agreement no longer effectuates DOE priorities, interpret the terms of the Assistance Agreement to permit termination for this reason, and terminate the agreement. There can be no assurance that we will continue to receive funding under our government contracts and grants in the amounts that we expect or at all.

Further, as a government contractor or subcontractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and grants, which may impose added costs on our business. Although our management team and other personnel devote a substantial amount of time to compliance initiatives, we cannot guarantee that our efforts will be successful. Any failure to comply with such laws, regulations, and provisions or satisfy our obligations under such contracts and grants could lead to termination of contract; civil or criminal penalties; withholding, delay, or disallowance of payments to us; reimbursement of the government for amounts previously received; claims for damages from our partners; contract price adjustments or refunds; suspension or debarment from obtaining government contracts and grants; or non-ordinary course audits and internal investigations, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Obtaining grant funding and selling to government entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance of success. Awards of contracts and grants may be subject to appeals, disputes, or litigation. Government contracts also often contain provisions and are subject to laws and regulations that provide government customers with additional rights and remedies not typically found in commercial contracts. For example, government customers may terminate existing contracts for convenience, with short notice, and without cause. Government contracts may also require work to be performed or products to be manufactured in a particular jurisdiction, include preferential pricing terms, or require us to obtain special certifications. If such certification requirements change or we fail to timely achieve or maintain compliance with applicable requirements, we may be at a competitive disadvantage and disqualified from selling our technology to government or quasi-government entities.

In addition to government contracts and grants, we benefit from certain government subsidies and economic incentives, including tax credits, rebates, and other incentives, that support the development and adoption of clean energy technology. We cannot guarantee that government grants, subsidies, and incentives will be available to us at the same or comparable levels in the future. The Executive Order indicated that the government will consider eliminating subsidies that favor EVs. Any reduction, elimination, or discriminatory application of these grants, subsidies, or incentives may require us to seek additional financing, which may not be obtainable on commercially attractive terms or at all; adversely impact public sector demand for our technology; and diminish the competitiveness of the battery industry generally or our technology in particular. Any change in our ability to secure these grants, subsidies, and incentives could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Substantial increases in the prices for our raw materials and components, some of which are obtained from a limited number of sources where demand may exceed supply, could materially and adversely affect our business.

We rely on third-party suppliers for materials, components, and equipment necessary to produce electrolyte and develop cells, including key supplies, such as Li2S, NMC, silicon, lithium metal foil, and manufacturing tools. We face risks relating to the timely availability, adequate quality, and consistency of these materials and components, including that we will be subject to demand shortages and supply chain challenges and generally may not have sufficient purchasing power to eliminate the risk of price increases for the raw materials and tools we need. Further, certain materials and components, including Li2S, are not currently produced at a

Solid Power, Inc. | 2024 Form 10-K | 20

scale we believe necessary to support our proposed commercial operations. If we are unable to enter into commercial agreements with our current suppliers or our replacement suppliers on favorable terms, or these suppliers experience difficulties meeting our requirements, the development and commercial progression of our technology may be delayed.

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

Any disruption in the supply of materials, components, or equipment could temporarily disrupt our research and development activities or production of our electrolyte or cells until we obtain the required material. For example, in 2023, we received lower-quality NMC from one of our suppliers, which caused delays in cell production and affected the performance of our cells. Changes in business conditions, unforeseen circumstances, governmental changes, transportation disruptions, and other factors beyond our control or which we do not currently anticipate could also affect our suppliers’ ability to deliver components or equipment to us on a timely basis. Currency fluctuations, trade barriers, tariffs, or shortages and other general economic or political conditions may limit our ability to obtain key materials, components, and equipment for our electrolyte or cells or significantly increase freight charges, raw material costs, and other expenses associated with our business.

Accidents and severe weather conditions, natural disasters, or other catastrophic events could adversely impact our facilities and operations.

Some of our operations involve the manufacture and handling of a variety of explosive and flammable materials, and our research and development activities expose our employees to a number of potential occupational hazards. We have experienced, and may continue to experience, accidents from time to time. Among other things, we could experience leaks and ruptures, explosions, fires, transportation accidents involving our products, chemical spills, other discharges or releases of toxic or hazardous substances or gases, and other environmental and workplace safety incidents. For example, our employees could be exposed to toxic hydrogen sulfide as a result of the components we use being exposed to moisture, which could harm our employees, slow or stop production, and result in litigation, fines, increased insurance premiums, and workers’ compensation claims. Any such accident could harm our employees, damage our facilities, or adversely impact our operations. Further, because we do not have redundancies in our research and development facilities, an accident that damages our facilities could significantly disrupt our operations.

Severe weather conditions, natural disasters, and other natural events, such as floods, fires, earthquakes, typhoons, and health pandemics, such as the COVID-19 pandemic, could also affect our facilities and operations. For example, our facilities are located in a region which is affected by fires. In December 2021, the Marshall fire destroyed a significant number of buildings and disrupted a number of businesses in the Louisville, Colorado area. Further, our facilities and operations could also be adversely impacted by other events outside of our control, including power loss, telecommunications failures, cyberattacks, wars, riots, break-ins, and terrorist attacks. Given that we lack redundancies in our research and development facilities, any damage to our facilities could significantly disrupt our operations. Damage to our facilities or disruption of our operations could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

Solid Power, Inc. | 2024 Form 10-K | 21

its severity, the actions taken to contain the virus or address its impact, the impact on us and our partners, contractors, suppliers, and customers, and how quickly and to what extent normal economic and operating activities can resume.

Risks Related to Industry and Market Trends

The battery market continues to evolve and is highly competitive, and we may not be successful in competing in this market or establishing and maintaining confidence in our long-term prospects among current and future partners and customers.

The battery market in which we compete continues to evolve and is highly competitive. To date, we have focused our efforts on our solid-state technologies, which we believe to be a promising alternative to conventional lithium-ion battery cell technology. However, lithium-ion battery cell technology has been widely adopted, and many of our current competitors have, and future competitors may have, greater resources than we do and may be able to devote greater resources to the development of their current and future technologies. These competitors may also have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, traditional lithium-ion battery manufacturers may continue to reduce cost and expand supply of conventional batteries and, therefore, adversely impact our prospects and ability to sell our products at market-competitive prices with sufficient margins.

Many OEMs, a number of battery technology companies, and other competitors are researching and investing in solid-state efforts and, in some cases, in battery cell development and production. For example, formation of the China All-Solid-State Battery Collaborative Innovation Platform (“CASIP”) was announced in 2024. CASIP has government-backed investment funds and intends to have a supply chain for solid state batteries up and running by 2030. We do not have exclusive relationships with any Tier 1 battery manufacturer or OEM to sell electrolyte or provide their future battery cell technologies, and investments made by these Tier 1 battery manufacturers or OEMs may result in technological advances earlier than, or superior in certain respect to, the technology we are developing. There are also a number of companies seeking to develop alternative approaches to solid-state technology. As new companies and larger, existing vehicle and battery manufacturers enter the solid-state battery cell space, we may lose any perceived or actual technological advantage we may have in the marketplace and suffer a decline in our market position.

The battery industry also competes with other emerging or evolving technologies, such as natural gas, advanced diesel, and hydrogen-based fuel cell powered vehicles. Developments in alternative technologies or improvements in battery technologies made by competitors may adversely impact the sales, pricing, and gross margins of our products. As technologies change, we will attempt to upgrade or adapt our products to continue to provide products with the latest technology. However, our products may become obsolete or our research and development efforts may not be sufficient to adapt to changes in or to create the necessary technology to effectively compete. If we are unable to keep up with competitive developments, including if competing technologies achieve lower prices or other emerging technologies enjoy greater policy support, our competitive position and growth prospects may be harmed. Similarly, if we fail to accurately predict and ensure that our solid-state technologies address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our technologies, our business will be harmed.

We must continue to commit significant resources to developing our technology in order to establish a competitive position, and these commitments must be made without knowing whether our investments will result in products customers will accept. We cannot guarantee that we will successfully identify customer requirements and develop and bring our electrolyte or cell technology to market on a timely basis, or that products and technologies developed by others will not render our electrolyte or cell technology obsolete or noncompetitive, any one of which could have a material adverse effect on our business, prospects, results of operation, and financial condition.

In addition, Tier 1 battery manufacturers, OEMs, and other customers may be less likely to purchase our electrolyte or license our cell designs if they are not convinced that our business will succeed in the long term. Similarly, suppliers and other third parties may be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed in the long term. Accordingly, in order to build and maintain our business, we must instill and maintain confidence among current and future partners, customers, suppliers, analysts, ratings agencies, and other parties in our long-term financial viability and prospects. Maintaining such confidence may be complicated by certain factors, including those that are largely outside of our control, such as:

●	delays in or impediments to completing or achieving our research and development goals;
●	our limited operating history;
●	market unfamiliarity with our products;

Solid Power, Inc. | 2024 Form 10-K | 22

●	unexpected costs that Tier 1 battery manufacturer, OEM, and other potential partners may be required to incur to scale manufacturing, delivery, and service operations to meet demand for EVs containing our technology or products;
●	competition and uncertainty regarding the future of EVs;
●	the development and adoption of competing technologies that are less expensive and/or more effective than our products; and
●	our eventual production and sales performance compared with market expectations.

Our future growth and success are dependent upon consumers’ willingness to adopt EVs.

Our growth and future demand for our products are highly dependent upon the adoption by consumers of alternative fuel vehicles in general and EVs in particular. The market for new energy vehicles is still rapidly evolving, characterized by changing technologies, competitive pricing and factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. For example, the federal government may seek to eliminate subsidies that favor EVs, which could adversely impact demand for our technology. If the market for EVs in general does not develop as expected, or develops more slowly than expected, our business, prospects, results of operation, and financial condition could be materially and adversely affected.

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

Our success depends on our ability to protect and maintain our intellectual property rights, and we may not be able to prevent unauthorized use of our owned and exclusively-licensed intellectual property. We rely on a combination of the intellectual property protections afforded by patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain, and enforce rights and competitive advantage in our technology. In addition, we seek to protect our intellectual property rights through non-disclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our intellectual property rights, third parties, including our vendors, partners, customers, and consultants, have and may in the future attempt to copy or otherwise obtain and use our intellectual property without our consent or may decline to license or defend necessary intellectual property rights to us on terms favorable to our business. Further, our technology and intellectual property may be subject to theft or compromise via more indirect routes. For example, our products or components thereof may be reverse engineered by partners, customers, or other third parties, which could result in infringement of our patents or theft of our know-how or trade secrets.

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

Solid Power, Inc. | 2024 Form 10-K | 23

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

Others, including our competitors, may hold or obtain intellectual property rights that would prevent, limit, or interfere with our ability to make, use, develop, sell, license, lease, or market our technology or products. From time to time, we may receive inquiries from third parties relating to whether we are infringing their intellectual property rights and third parties may seek court declarations that they are not infringing upon our intellectual property rights. The defense of infringement claims may divert management’s attention, and we may incur significant expenses in addressing these matters. If we are determined to have infringed upon a third party’s intellectual property rights, we may be required to:

•	cease selling, leasing, incorporating, or using products that incorporate the challenged intellectual property;
•	pay substantial damages;
•	materially alter our research and development activities and proposed production processes;
•	obtain a license from the holder of the intellectual property right, which may not be available on commercially reasonable terms or at all; or
•	redesign our products at significant expense.

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

Solid Power, Inc. | 2024 Form 10-K | 24

Risks Related to Our Limited Operating History

Our business plan has yet to be tested, and we may not succeed in executing on our strategic plans, including commercialization.

As a research and development stage company, we face a number of difficulties normally encountered by new enterprises, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations, and undertaking marketing activities. The likelihood of our success must be considered in light of these difficulties and the competitive environment in which we operate. There is nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital, or operate profitably. We will continue to encounter challenges frequently experienced by early commercial stage companies, including scaling up our infrastructure and managing our headcount, and may encounter unforeseen expenses, difficulties, or delays in connection with our growth. In addition, as a result of the capital requirements of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.

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

We incurred an operating loss of approximately $105.3 million for the year ended December 31, 2024 and an accumulated deficit of approximately $181.2 million from our inception in 2012 through December 31, 2024. We believe we will continue to incur operating losses each quarter until the significant sale of our electrolyte or production of our cell designs begins. Development in materials sciences is not linear, and the pace of our efforts will depend in significant part on the level of engagement and extent of resources devoted to these efforts by our partners, making it difficult to predict when we will begin to recognize material revenues from our technology. In addition, we currently rely on a limited number of customers for a significant portion of our revenue. The loss of any of our major customers may increase our operating losses and have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

Our expectations regarding our capital needs are dynamic, changing, and subject to various risks and uncertainties, including those described herein. For example, our budgets assume, among other things, that our development timeline progresses as planned and our corresponding expenditures are consistent with current expectations, but our timeline and expectations been derived based on internal estimates and discussions with our key partners only and do not factor in the possibility of additional partnerships. Further, our capital expenditures and operating and development requirements have increased materially as we further our research and development efforts, scale up production operations with our partners, and incur expenses as a public company, including insurance, financial reporting, legal, and audit costs. As we continue our progress toward commercialization, we expect that our operating expenses will continue to increase.

We may need additional capital before we recognize material revenues, which may not be available on commercially reasonable terms or at all. As a result, we may need to access the debt and equity capital markets to obtain additional financing in the future. Our ability to obtain additional financing will be subject to a number of factors, including:

●	the level of success we have experienced with our research and development programs;
●	our operating performance;

Solid Power, Inc. | 2024 Form 10-K | 25

●	market conditions;
●	investor sentiment; and
●	our ability to incur additional debt in compliance with any agreements governing our then-outstanding debt.

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

We require significant capital to develop our technology. As we develop our technologies and scale our operations, we expect to continue to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales, and distribution. Our ability to become profitable in the future will depend on our ability to successfully develop and market our products as well as our ability to control our costs. If we are unable to efficiently design, appropriately price, and sell and distribute our products, our anticipated margins, profitability, and prospects would be adversely impacted.

Our business and prospects, including our ability to control costs, could be adversely impacted by changes in macroeconomic conditions, such as changes in administration, inflation, interest rates, slower growth or recession, tariffs, international conflicts, trade disputes, sanctions, and government efforts to stimulate or stabilize the economy. Changes in macroeconomic conditions could happen rapidly, and we may fail to prevent or limit our losses or exposures.

If we fail to effectively manage our future growth, we may not be able to market and license the technology and know-how to sell our electrolyte or manufacture our cells.

We intend to use our cash on hand to execute on our near-term objectives, which include driving electrolyte innovation and performance through feedback from cell development and customers, continuing to execute on our electrolyte development roadmap, ramping electrolyte sampling and identifying long-term customers, executing on the SK On Agreements, and remaining fiscally disciplined. That said, our management team has considerable discretion in the application of the funds available to us. We may invest these funds in a manner that does not improve our ability to market and license the technology and know-how to manufacture our cells or sell our electrolyte and ultimately results in a significant, or any, return for our stockholders. In addition, pending their use, we may invest our cash on hand in a manner that does not produce income or that loses value. Failure to effectively manage our growth could have a material adverse effect on our business, prospects, results of operations, and financial condition.

We may not succeed in establishing, maintaining, and strengthening our brand, which could adversely impact customer acceptance of our technology.

Our business and prospects depend on our ability to develop, maintain, and strengthen our brand. The battery industry is intensely competitive, and we may not be successful in building, maintaining, and strengthening our brand. Some of our current and potential competitors, including many cell manufacturers and OEMs around the world, have greater name recognition, broader customer relationships, and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, we may lose the opportunity to build a critical mass of customers, which could adversely impact customer acceptance of our technology and have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

Solid Power, Inc. | 2024 Form 10-K | 26

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

We may not realize the anticipated benefits of our transactions with a strategic partner in the Republic of Korea and issuance of stock to two individuals who provide services to this partner.

On October 21, 2024, we entered into a series of transactions with a strategic partner in the Republic of Korea, including a $400,000 investment for a 20% equity interest in the partner, loans of approximately $5.6 million to the partner, and receipt a warrant to purchase an additional 20% equity interest in the partner. See Note 11 of our audited financial statements included in this Report for more information. We cannot guarantee that we will receive amounts owed by the partner on time or at all.

Additionally, in connection with this series of transactions, we issued shares of common stock to two individuals who provide services to the partner to incentivize these individuals to provide services that directly and indirectly benefit us. For example, we are utilizing the partner as the installer for installation of the SK On Line. There can be no assurance that our issuance of shares of common stock to such individuals will provide the desired incentives. If the individuals fail to provide services that directly and indirectly benefit us or the partner prioritizes other customers ahead of us, our business, prospects, results of operations, and financial condition could be harmed.

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

Solid Power, Inc. | 2024 Form 10-K | 27

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

Risks Related to Legal and Regulatory Compliance

We have been, and may in the future be, subject to lawsuits, regulatory actions, or government investigations and inquiries which could lead us to incur significant costs or harm our reputation.

From time to time, we have been, and may become involved in significant litigation, regulatory actions, or government investigations and inquiries as well as legal proceedings and investigations arising in the normal course of business, such as commercial or contractual disputes; indemnity or warranty claims; disputes with potential customers, former employees, and suppliers; intellectual property matters; personal injury claims; environmental issues; tax matters; and employment matters. For example, on December 3, 2024, two purported stockholders filed a putative class action against the former officers and directors of Decarbonization Plus Acquisition Corporation III (“DCRC”), including Erik Anderson; Riverstone Holdings, LLC; and related sponsors and entities (the “Hamilton Defendants”). The Hamilton Defendants have demanded indemnification and advancement of defense costs from us, and we could be liable for the legal fees, defense costs, judgments, and/or settlement fees incurred by certain of the Hamilton Defendants. See Note 14 of our audited financial statements included in this Report for more information. Further, if we are successful in our commercialization efforts, we may become subject to product liability claims if our products do not perform as expected or malfunction.

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

Solid Power, Inc. | 2024 Form 10-K | 28

suppliers, or customers are subject, or any changes in enforcement, administration, or interpretation of such laws or regulations, could interfere have a material adverse effect on our business, prospects, results of operations, and financial condition.

We are also subject to laws affecting our operations outside of the United States, including anti-bribery laws, anti-corruption laws, anti-money laundering, and export control laws. For example, our products—including our cells and related technology—are or may in the future be subject to trade and export control laws and regulations in the United States and other jurisdictions where we do business. As a result, an export license may be required to export or re-export our products and technology to certain countries or end-users or for certain end-uses or such export, re-export, or end uses may be prohibited. Obtaining the necessary export license for a particular sale or offering may not be possible or may be time-consuming and may result in the delay or loss of sales opportunities. Additionally, the FCPA prohibits bribery of foreign public officials, government employees, and political parties and requires public companies in the United States to keep books and records that accurately and fairly reflect their transactions. We may leverage third parties to sell our products and conduct our business abroad, and we or such third parties may interact with officials and employees of government agencies or state-owned or -affiliated entities. Regulators in the United States and a number of other countries have expanded their focus on enforcement of anti-bribery, anti-corruption, and export control laws in recent years. While we have implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and other applicable anti-bribery, anti-corruption, anti-money laundering, and export control laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, significant fines, profit disgorgement, injunctions on future conduct, securities litigation, suspension or disbarment from government contracts, and loss of export privileges, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition. Responding to any investigation or action may also divert our management’s attention, and we may incur significant expenses in defending an investigation or action.

Additionally, we and our partners, contractors, suppliers, and customers are subject to numerous international, federal, state, and local environmental health and safety laws and regulations, including those pertaining to management, storage, transportation and disposal of chemicals and wastes; emissions and contamination; and land use, fire code, and zoning. These laws and regulations may require us or our partners, contractors, suppliers, or customers to obtain permits; comply with procedures or restrictions; or incur significant capital, operating, and other costs associated with compliance. For example, our manufacturing process creates regulated air emissions, and we are required to utilize emissions control technology as a result. Our facilities are also subject to environmental permitting requirements, and permitting agencies with discretionary authority may refuse to issue required permits or impose costly permit conditions. Such actions could increase the cost, or lengthen the timeline, of developing additional manufacturing facilities. Future changes in permitted uses or conflicts with non-governmental organizations regarding the use of land for our manufacturing facilities could delay or prevent us from building additional research and development and manufacturing facilities, which could have a material adverse effect on our business, prospects, results of operations, and financial condition. Further, we rely on third-party contractors to ensure compliance with certain laws and regulations, including those relating to the disposal of wastes. If we are unable to secure contractors for key supply chain and disposal services, we could incur increased costs for compliance with environmental health and safety laws and regulations. Any determination that we or our contractors have violated these laws and regulations could subject us to, among other things, civil and criminal penalties, other liabilities under such laws and regulations, and liabilities for any impacts to human health or natural resources, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

Solid Power, Inc. | 2024 Form 10-K | 29

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

On January 23, 2024, we announced that our Board approved a stock repurchase program authorizing us to purchase up to $50 million of our outstanding common stock. Under the repurchase program, we may purchase shares of our common stock from time to time on the open market, in unsolicited negotiated transactions, or in any manner that complies with the provisions of Rule 10b-18 of the Exchange Act. The repurchase program expires December 31, 2025. As of December 31, 2024, we have repurchased approximately $9.07 million of our common stock under the repurchase program. The timing and amount of any future purchases under the repurchase program will depend on a number of factors, such as the price of our common stock, economic and market conditions, and corporate and regulatory requirements. If we do not purchase the full amount of shares of our common stock authorized under the repurchase program, our reputation, investor confidence, and the price of our common stock may be adversely impacted.

The existence of the repurchase program could cause the price of our common stock to be higher than it otherwise would be and potentially reduce the market liquidity for our common stock. Further, we cannot guarantee that any purchases under the

Solid Power, Inc. | 2024 Form 10-K | 30

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

Delaware law and provisions in our second amended and restated certificate of incorporation (our “Second A&R Charter”) and amended and restated bylaws (our “Bylaws”) might delay, discourage, or prevent a change in control of the Company or changes in our management, thereby depressing the price of our common stock and Warrants.

We are a Delaware corporation, and the anti-takeover provisions of the Delaware General Corporation Law (“DGCL”) may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our Second A&R Charter and Bylaws may make the acquisition of us more difficult, deter hostile takeovers, or delay or prevent changes in our management. Among other things, these provisions:

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

Solid Power, Inc. | 2024 Form 10-K | 31

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

In addition, our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), against any person in connection with any offering of our securities, including, without limitation and for the avoidance of doubt, any auditor, underwriter, expert, control person, or other defendant. Pursuant to the Exchange Act, claims arising thereunder must be brought in federal district courts of the United States of America.

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

There can be no assurance that the our publicly-traded warrants (the “Public Warrants”) or warrants sold in a private placement as part of our initial public offering or acquired through a conversion of a working capital loan (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) will ever be in the money, and they may expire worthless.

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

Solid Power, Inc. | 2024 Form 10-K | 32

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

Solid Power, Inc. | 2024 Form 10-K | 33

Item 1B. Unresolved Staff Comments

None.

Item1C. Cybersecurity

Risk Management and Strategy

We use various tools and methodologies, including third-party services, to assess, identify, and manage cybersecurity threats. For example, we utilize third-party services to monitor the security and integrity of our information systems and the other third-party information systems upon which we rely on an ongoing basis. We also engage a third-party cybersecurity auditor for periodic penetration and vulnerability testing and assessment of our processes. Our information technology department oversees cybersecurity risk management and reports significant incidents to management. We consult with our advisors as appropriate, including on materiality analysis and disclosure matters, and management makes the final materiality determinations and disclosure and other compliance decisions.

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

Governance

The Board has delegated primary responsibility for oversight of our cybersecurity risk exposures to the Audit Committee of the Board, and the Audit Committee of the Board receives routine updates on cybersecurity matters from our Director of Information Technology and other members of management. Our Director of Information Technology leads our cybersecurity efforts and has 15 years of information technology experience. There are no management positions directly responsible for overseeing our cybersecurity risk. Rather, our Director of Information Technology and our broader information technology department work closely with members of management to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Item 2. Properties

We currently operate out of two facilities in Colorado. We lease approximately 38,000 square feet in Louisville, Colorado under a lease that expires in December 2029. Most of this facility, which we refer to as SP1, is used for cell production, research and development, quality control, and general office space.

We lease approximately 75,000 square feet in Thornton, Colorado under a lease that expires in March 2029. Most of this facility, which we refer to as SP2, is used for pilot production of electrolyte, research and development, quality control, and general office space.

In addition, we lease general office space in the Republic of Korea that is immaterial to our financial statements.

Item 3. Legal Proceedings

From time to time, we have been, and may become, involved in litigation or other legal proceedings. See Note 14 of our audited financial statements included in this Report for more information. Regardless of outcome, litigation, including indemnity claims, can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

Solid Power, Inc. | 2024 Form 10-K | 34

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and Warrants are traded on The Nasdaq Stock Market LLC under the symbols “SLDP” and “SLDPW,” respectively.

Holders of Common Stock and Warrants

As of February 26, 2025, there were 30 record holders of our common stock and four record holders of our Warrants. The actual number of stockholders and Warrant holders, respectively, is greater than this number of record holders and includes investors who are beneficial owners but whose shares or Warrants are held in street name by brokers and other nominees.

Recent Sales of Unregistered Securities

On October 21, 2024, we issued a total of 298,508 shares of restricted stock to two individuals who provide services to our strategic partner in the Republic of Korea. A total of 59,702 of these shares of restricted stock vested immediately upon issuance. The issuances were intended to incentivize such individuals to provide services that directly and indirectly benefit us. The restricted stock was issued pursuant to the provisions of Regulation S of the Securities Act on the basis that both individuals are not residents of the United States and are otherwise not “U.S. persons,” as defined in Rule 902(k) of Regulation S of the Securities Act. See Note 11 of our audited financial statements included in this Report for more information.

Issuer Purchases of Equity Securities

The following table summarizes our common stock repurchase program activity for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(1)
October 1 - October 31, 2024	—	$—	—	$41,726,078
November 1 - November 30, 2024	704,401	$1.12	704,401	$40,927,283
December 1 - December 31, 2024	—	$—	—	$40,927,283
Total	704,401	$1.12	704,401

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

Solid Power, Inc. | 2024 Form 10-K | 35

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

Overview

Solid Power is a U.S.-based leader in solid-state battery technology and manufacturing processes. Our core technology is a sulfide-based solid electrolyte material, which replaces the liquid or gel electrolyte used in traditional lithium-ion battery cells. We believe our electrolyte technology has the potential to enable a step-change improvement in battery cell performance beyond what is currently achievable in conventional lithium-ion battery cells, including improved energy density, battery life, and safety performance. We are currently targeting the EV market due to the size and perceived demand for next generation battery technology but believe our technologies can have a broader application as they mature.

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

Prior to reaching commercialization, we must improve our products to ensure they meet the performance requirements of our customers. We also will have to continue to negotiate commercial agreements with our customers on terms and conditions that are mutually acceptable. To satisfy anticipated demand, we will need to scale production of our electrolyte. All of these factors will take time and affect our operating results. Since many factors are difficult to quantify, our actual operating results may be different than currently anticipated.

Revenue generated to date has primarily come from performance on research and development licensing agreements and government contracts. We will need to continue to deploy substantial capital to expand our production capabilities and engage in research and development programs. We also expect to continue to incur administrative expenses as a publicly traded company.

In addition to meeting our development goals, commercialization and future growth and demand for our products are highly dependent upon consumers adopting EVs. The market for new energy vehicles is still rapidly evolving due to emerging technologies, competitive pricing, government regulation and industry standards, and changing consumer demands and behaviors.

Basis of Presentation

We currently conduct our business through one operating segment. As a research and development company with no commercial operations, our activities were conducted primarily in the United States as well as Republic of Korea. Our historical results are reported under U.S. generally accepted accounting principles (“GAAP”) and in U.S. dollars.

Results of Operations

During the year ended December 31, 2024, we increased capital and operational investments centered on expanding our electrolyte capabilities and advancing our cell designs. Our most significant capital investment in 2024 was the EIC, which is designed to develop, improve, and test electrolyte manufacturing processes. Our operational investments were focused on the strategic enhancement of our research and development workforce, strengthening our presence in the Republic of Korea, as well as efforts to improve electrolyte and cell performance.

Revenue

We have entered into various collaborative arrangements for research and development efforts related to our technologies. In 2024, we generated revenue of $20.1 million, which represented a $2.7 million, or 16%, increase compared to our 2023 revenue of $17.4 million. This increase was driven primarily by our performance on the SK On Agreements, with strong execution on the line installation agreement and completion of key steps in the transfer of our technology, which together accounted for $11.8 million of our 2024 revenue. We intend to continue executing on the SK On Agreements and anticipate an increase in revenue in 2025 as we achieve

Solid Power, Inc. | 2024 Form 10-K | 36

milestones under the SK On Agreements. The decrease in government revenue in 2024 was related to the completion of certain government grants in 2023 and the timing of entry into the Assistance Agreement with DOE. While there can be no assurance that we will continue to receive funding under our government contracts and grants in the amounts we expect or at all, government revenue may increase in 2025 compared to 2024 as we execute on the Assistance Agreement and begin facility engineering and construction of a pilot electrolyte line using a continuous manufacturing process.

Operating Expenses

Our operating expenses consist primarily of research and development costs focused on improving the performance of our electrolyte and cell designs. In 2024, operating expenses were $125.5 million, an increase of $17.5 million compared to our operating expenses of $108.0 million in 2023. This increase was largely attributable to a 30% increase in electrolyte production in 2024 compared to 2023. This resulted in a corresponding increase to our production costs, such as materials, lab supplies, and hazardous waste removal. In 2025, we expect production costs to be consistent with 2024. Although we anticipate increasing electrolyte production in 2025, we intend to offset the increase in production cost with more favorable pricing on input materials and hazardous waste disposal. The increase in operating expenses in 2024 also resulted from equipment purchases made in the performance of the SK On Agreements, which accounted for $8.2 million of our operating expenses in 2024. In 2025, we expect expenses associated with the execution of the SK On Agreements to increase in correlation with an increase in revenue as we achieve the next milestones under the SK On Agreements. Additionally, we had an increase in costs related to scaling our operations in the United States and the Republic of Korea in 2024. Overall, we expect operating expenses to increase in 2025 compared to 2024 as we continue to focus on our collaborative arrangements and research and development efforts.

Nonoperating Income and Expense

Our nonoperating income and expense consists of interest income earned on our investments, the non-cash change in our fair value of our warrant liabilities, and non-recurring expense items. In 2024, nonoperating income and expense was $10.1 million, a decrease of $15.0 million compared to our nonoperating income and expense of $25.1 million in 2023. This decrease was driven in part by the reduced cash balance of our investments in 2024, which resulted in a lower actual book return of our investments. As a result, interest income in 2024 was $17.7 million, a decrease of $2.6 million compared to interest income of $20.3 million in 2023. The decrease in nonoperating income and expense was also due to a change in the fair value of our warrant liabilities that drove a year-over-year increase in expense of $9.4 million as well as a $2.0 million non-cash loss on the disposal of assets.

Liquidity and Capital Resources

Sources of Liquidity

The sale of equity has historically been our primary source of cash, with a smaller portion of cash coming from achievement of performance milestones under agreements with our partners and our government contracts.

As of December 31, 2024 and 2023, we had total liquidity as set forth below:

	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$25,413	$34,537
Available-for-sale securities	302,057	381,071
Total liquidity	$327,470	$415,608

As of December 31, 2024, contract receivables were $1.4 million, deferred revenue was $3.2 million, and total current liabilities were $20.0 million. As of December 31, 2023, contract receivables were $1.6 million, deferred revenue and deferred revenue from related parties was $0.8 million, and total current liabilities were $15.9 million.

Short-Term Liquidity Requirements

Our short-term liquidity requirements include operating and capital expenses needed to further our research and development programs and to install our continuous electrolyte production line. We anticipate that our most significant capital expenditures in 2025 will relate to facility engineering and construction of a pilot electrolyte line using a continuous manufacturing process and improvements to our cell development capabilities.

Solid Power, Inc. | 2024 Form 10-K | 37

We anticipate our total combined capital expenditures and cash flow from operations for 2025 will be between $100 million and $120 million, excluding any benefit from the Assistance Agreement. We expect to fund our short-term liquidity requirements through our cash on hand and other liquid assets.

Long-Term Liquidity Requirements

We believe that our cash on hand is sufficient to meet our operating cash needs and working capital and capital expenditure requirements for a period of at least the next 12 months. Longer-term, we believe we have adequate liquidity to support our operations until we generate adequate cash flows from electrolyte sales and/or licensing activities or we raise additional capital. We also believe that we have adequate cash on hand for our stock repurchase program should we choose to execute additional share repurchases.

We may require additional liquidity sources if there are material changes to our business conditions or other developments, including changes to our operating plan; development progress or delays; negotiations with OEMs, cell manufacturers, or other customers; market adoption of EVs; supply chain challenges; competitive pressures; and inflation. To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. We also may opportunistically seek to enhance our liquidity through equity or debt financing, if such financing becomes available to us on terms that we consider favorable. If financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, which may adversely affect our development, business, operating results, financial condition and prospects.

Stock Repurchase Program

On January 23, 2024, we announced that our Board approved a stock repurchase program authorizing us to purchase up to $50 million of our outstanding common stock. Under the stock repurchase program, we may purchase shares of our common stock from time to time until the repurchase program expires on December 31, 2025. The shares of common stock may be purchased on the open market, in unsolicited negotiated transactions, or in any manner that complies with the provisions of Rule 10b-18 of the Exchange Act. Management’s decision to repurchase shares will depend on a number of factors, such as the price of our common stock, economic and market conditions, and corporate and regulatory requirements. During the year ended December 31, 2024, we repurchased 5,704,401 shares of common stock at an average cost of $1.59 per share for an aggregate cost of approximately $9.07 million.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Year Ended December 31,
(in thousands)	2024	2023
Net cash and cash equivalents used in operating activities	$(63,899)	$(58,261)
Net cash and cash equivalents provided by investing activities	64,204	42,502
Net cash and cash equivalents provided by (used in) financing activities	(9,429)	173

Cash used in operating activities:

Cash used in operating activities increased $5.6 million from 2023 to 2024 primarily due to increased research and development costs related to improving our electrolyte and cell designs and increased electrolyte production. The increase in cash used in operating activities was also due to increased direct equipment costs associated with execution of the SK On Agreements, with a portion of these costs reflected in Prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 31, 2024. The increase in cash used in operating activities was partially offset by increased cash received from customers, with $21.1 million of cash received from customers in 2024 compared to $12.6 million of cash received from customers in 2023.

Cash provided by investing activities:

Cash provided by investing activities increased $21.7 million from 2023 to 2024 primarily due to increased proceeds from purchases and sales of available-for-sale securities, which provided $86.8 million of proceeds in 2024 compared to $77.6 million of proceeds in 2023. The increase in cash provided by investing activities was partially offset by capital expenditures for construction of the EIC in 2024 and cash used for our investment in a strategic partner in the Republic of Korea.

Solid Power, Inc. | 2024 Form 10-K | 38

Cash provided by (used in) financing activities:

Cash used in financing activities increased $9.6 million from 2023 to 2024 primarily as a result of cash utilized for the repurchase of $9.07 million of our common stock under the stock repurchase program.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based on our financial statements included elsewhere or incorporated by reference in this Report. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We base our estimates on past experience, technical analysis and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.

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

The private placement warrant liability is classified as a liability, in accordance with Accounting Standards Codification (“ASC”) 815 – Hedge Accounting, as they do not satisfy the criteria to be classified as equity based on the indexation criteria. Public and private warrants are recorded at their fair value at the date of issuance, and subsequently remeasured at each reporting period end. Any change in value is recognized through the consolidated statements of operations.

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

Solid Power, Inc. | 2024 Form 10-K | 39

Collaborative Revenue
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions

We recognize revenue from our research and development collaboration agreements representing joint operating activities in accordance with ASC 808 – Collaborative Arrangements. These agreements include the following components: parties to the contract are active participants, both parties are exposed to significant risks and rewards, and both parties are dependent on the commercial success of the efforts under the contract.

Our revenue recognition accounting methodology requires us to make significant estimates and assumptions, and to apply professional judgment.

Our collaborative arrangements are recognized over time using the input measurement method utilizing labor hours in relation to total labor hours anticipated to satisfy the combined performance obligation.

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

Solid Power, Inc. | 2024 Form 10-K | 40

Item 8. Financial Statements and Supplementary Data

Solid Power, Inc. | 2024 Form 10-K | 41

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Solid Power, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solid Power, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Solid Power, Inc. | 2024 Form 10-K | 42

Revenue recognition based on the percentage of completion method

’s assumptions, especially the guideline public companies used to determine the volatility assumption.
Description of the Matter

As described in Note 2 and Note 15 to the consolidated financial statements, revenues from collaboration arrangements are recognized over time utilizing incurred labor hours in relation to total labor hours anticipated to satisfy the combined performance obligation, and revenues from a new collaboration arrangement totaled $11.8 million for the year ended December 31, 2024. Due to the long-term nature of contracts, developing the total anticipated labor hours requires judgment. Factors that impact the total anticipated labor hours include the length of time required to complete the performance obligation, the achievement of milestones, and employee and subcontractor performance.

Auditing management’s estimate for the total anticipated labor hours was challenging and complex due to the judgment involved in evaluating management’s assumptions over the total labor hours anticipated to satisfy the combined performance obligation.

How We Addressed the Matter in Our Audit

To test the total anticipated labor hours, we performed audit procedures that included, among others, reading the contract to confirm our understanding of the Company’s obligations and evaluating the significant data and assumptions used by management to determine the total anticipated labor hours. We inquired of both finance and operations personnel to understand the progress of the contract and the assumptions used to develop the estimate.  We compared actual hours incurred to estimated hours to assess the historical accuracy of management’s estimate, we compared anticipated hours to hours incurred to date for similar activities to assess those estimates, and we verified achievement of key project milestones.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Denver, Colorado

February 28, 2025

Solid Power, Inc. | 2024 Form 10-K | 43

Solid Power, Inc.

(in thousands, except par value and number of shares)

Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$25,413	$34,537
Marketable securities	92,784	141,505
Contract receivables	1,393	1,553
Prepaid expenses and other current assets	5,646	5,523
Total current assets	125,236	183,118
Long-Term Assets
Property, plant and equipment, net	97,208	99,156
Right-of-use operating lease assets, net	7,490	7,154
Right-of-use finance lease assets, net	856	1,088
Investments	210,400	239,566
Intangible assets, net	2,072	1,650
Other assets	721	1,060
Loan receivable from equity method investee	4,267	—
Total long-term assets	323,014	349,674
Total assets	$448,250	$532,792
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable and other accrued liabilities	$8,124	$6,455
Deferred revenue	3,150	1
Deferred revenue from related parties	—	828
Accrued compensation	7,578	7,590
Operating lease liabilities	833	626
Finance lease liabilities	285	379
Total current liabilities	19,970	15,879
Long-Term Liabilities
Warrant liabilities	8,735	4,227
Operating lease liabilities	8,023	7,996
Finance lease liabilities	266	552
Other liabilities	942	803
Total long-term liabilities	17,966	13,578
Total liabilities	37,936	29,457
Mezzanine Equity
Mezzanine equity	34	—
Stockholders’ Equity
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 180,364,028 and 179,010,884 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	18	18
Additional paid-in capital	591,394	588,515
Accumulated deficit	(181,171)	(84,639)
Accumulated other comprehensive income (loss) (AOCI)	39	(559)
Total stockholders’ equity	410,280	503,335
Total liabilities, mezzanine equity and stockholders’ equity	$448,250	$532,792

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2024 Form 10-K | 44

Solid Power, Inc.

(in thousands, except number of shares and per share amounts)

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2024	2023
Revenue	$20,139	$17,410
Operating Expenses
Direct costs	20,284	27,731
Research and development	73,341	54,749
Selling, general and administrative	31,847	25,550
Total operating expenses	125,472	108,030
Operating Loss	(105,333)	(90,620)
Nonoperating Income and Expense
Interest income	17,671	20,265
Change in fair value of warrant liabilities	(4,508)	4,890
Interest expense	(46)	(84)
Other expense	(2,977)	—
Total nonoperating income and expense	10,140	25,071
Pretax Loss	(95,193)	(65,549)
Income tax expense	1,194	—
Share of net loss of equity method investee	133	—
Net Loss Attributable to Common Stockholders	$(96,520)	$(65,549)
Other Comprehensive Income	598	2,600
Comprehensive Loss Attributable to Common Stockholders	$(95,922)	$(62,949)
Basic and diluted loss per share	$(0.54)	$(0.37)
Weighted average shares outstanding – basic and diluted	179,397,332	178,006,919

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2024 Form 10-K | 45

Solid Power, Inc.

(in thousands, except number of shares)

Consolidated Statements of Stockholders’ Equity

	Common Stock
			Additional	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	OCI	Equity
Balance as of December 31, 2022	176,007,184	$18	$577,603	$(19,090)	$(3,159)	$555,372
Net loss	—	—	—	(65,549)	—	(65,549)
Withholding of employee taxes related to stock-based compensation	—	—	(112)	—	—	(112)
Shares of common stock issued under the ESPP	287,224	—	434	—	—	434
Shares of common stock issued for vested RSUs	226,201	—	—	—	—	—
Stock options exercised	2,490,275	—	220	—	—	220
Unrealized gain on available-for-sale securities	—	—	—	—	2,600	2,600
Stock-based compensation expense	—	—	10,370	—	—	10,370
Balance as of December 31, 2023	179,010,884	$18	$588,515	$(84,639)	$(559)	$503,335
Net loss	—	—	—	(96,520)	—	(96,520)
Withholding of employee taxes related to stock-based compensation	—	—	(615)	—	—	(615)
Shares of common stock issued under the ESPP	387,664	—	412	—	—	412
Shares of common stock issued for vested RSUs	1,229,645	—	—	—	—	—
Shares of common stock issued to non-employees	298,508	—	—	—	—	—
Stock options exercised	5,141,728	1	272	—	—	273
Repurchase and retirement of shares of common stock	(5,704,401)	(1)	(9,162)	—	—	(9,163)
Remeasurement of mezzanine equity	—	—	—	(12)	—	(12)
Unrealized gain on available-for-sale securities	—	—	—	—	598	598
Stock-based compensation expense	—	—	11,972	—	—	11,972
Balance as of December 31, 2024	180,364,028	$18	$591,394	$(181,171)	$39	$410,280

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2024 Form 10-K | 46

Solid Power, Inc.

(in thousands, except par value, share amounts, and per share amounts)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(96,520)	$(65,549)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	16,464	11,962
Amortization of right-of-use assets	900	768
Loss on sales of property, plant, and equipment	1,957	—
Loss on extinguishment of note receivable	760	—
Share of net loss of equity method investee	133	—
Stock-based compensation expense	11,972	10,370
Change in fair value of warrant liabilities	4,508	(4,890)
Accretion of discounts on other long-term liabilities	78	174
Amortization of premiums and accretion of discounts on available-for-sale-securities	(7,829)	(10,975)
Change in operating assets and liabilities that provided (used) cash and cash equivalents:
Contract receivables	160	(31)
Contract receivables from related parties	—	319
Prepaid expenses and other assets	710	(1,510)
Accounts payable and other accrued liabilities	1,268	1,814
Deferred revenue	3,150	(50)
Deferred revenue from related parties	(828)	(3,172)
Accrued compensation	(11)	3,058
Operating lease liabilities	(771)	(549)
Net cash and cash equivalents used in operating activities	(63,899)	(58,261)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(15,942)	(34,512)
Purchases of available-for-sale securities	(216,193)	(327,591)
Proceeds from sales of available-for-sale securities	302,966	405,161
Proceeds from sales of property, plant and equipment	77	—
Cash paid for loan receivable from equity method investee	(5,610)	—
Cash paid for equity method investment	(656)	—
Purchases of intangible assets	(438)	(556)
Net cash and cash equivalents provided by investing activities	64,204	42,502
Cash Flows from Financing Activities
Payments of debt	—	(7)
Proceeds from exercise of stock options	273	220
Proceeds from issuance of shares of common stock under the ESPP	412	434
Cash paid for withholding of employee taxes related to stock-based compensation	(615)	(112)
Repurchase of shares of common stock	(9,072)	—
Payments on finance lease liabilities	(427)	(362)
Net cash and cash equivalents provided by (used in) financing activities	(9,429)	173

Net decrease in cash and cash equivalents	(9,124)	(15,586)
Cash and cash equivalents at beginning of period	34,537	50,123
Cash and cash equivalents at end of period	$25,413	$34,537

Supplemental information
Cash paid for interest	$46	$84
Accrued capital expenditures	$1,196	$814

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2024 Form 10-K | 47

Notes to Consolidated Financial Statements (in thousands, except number of shares and per share amounts)

Note 1 – Nature of Business

Solid Power, Inc. (the “Company”) is developing solid-state battery technology for the battery electric vehicle (“EV”) and other markets. The Company’s planned business model is to sell its electrolyte and to license its cell designs and manufacturing processes.

Note 2 – Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements of the Company have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements. Actual results could differ from those estimates. All amounts presented in the footnotes are in thousands, except share and per share amounts or as otherwise indicated.

The Consolidated Financial Statements include accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company accounts for its investment in an entity in which the Company does not exercise significant influence or have the obligation to absorb losses or receive benefits as a variable interest entity (“VIE”). The VIE is accounted for under the equity method at the cost of initial investment. The Company evaluates its relationships with the VIE on an ongoing basis, including when the Company believes a loss in value may have occurred which is other than temporary. The Company measures its equity method investment at cost minus impairment, if any, plus or minus the share of the equity method investee’s loss or gain. Activity is included in Investments in the Consolidated Balance Sheets and separately within Share of net loss of equity method investee in the Consolidated Statements of Operations and Comprehensive Loss and within Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.

Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented as a single entity for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM manages the business on a consolidated basis and uses consolidated Net Loss Attributable to Common Stockholders as reported in the Consolidated Statements of Operations and Comprehensive Loss as the profit or loss measure in assessing performance and deciding how to allocate resources. The CODM is regularly provided with only the consolidated expenses in the Consolidated Statements of Operations and Comprehensive Loss. See Note 15 – Segment Disclosure for more information.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to the measurement of revenue for collaborative arrangements, valuation of warrants, valuation of stock-options and useful lives of long-term assets, among others. The Company bases these estimates on historical experience and other assumptions that it believes are reasonable under the circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and throughout the year, the Company’s cash accounts exceeded federally insured limits.

Available-for-Sale Securities

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

Solid Power, Inc. | 2024 Form 10-K | 48

These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on available-for-sale securities are reported on the specific-identification method. Dividend and interest income are recognized when earned. The Company’s available-for-sale securities are recorded within Marketable securities and within Investments in the Consolidated Balance Sheets.

Contract Receivables

Contract receivables consist of amounts due from government entities and commercial contractors. Management considers all contract receivables collectible and, therefore, the Company has not recorded an allowance for credit losses as of December 31, 2024, and 2023. Amounts for work performed but not billed as of December 31, 2024, and 2023 are included within contract receivables and shown in the table below.

	December 31,
	2024	2023
Contract receivables not billed	$438	$302

Credit Risk and Major Customers

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, marketable securities, investments and loan receivables. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents, marketable securities, and investments by making deposits with large, reputable financial institutions and investing in high credit rated instruments.

The Company grants credit in the normal course of business to government entities and commercial contractors. The Company periodically monitors the financial condition of its customers to reduce credit risk, but generally does not require collateral to support contract receivables.

The table below sets forth revenue and contract receivable concentration for customers that accounted for more than 10% of the Company’s total gross revenue for the years ended December 31, 2024, and 2023.

	For the Years Ended December 31,
	2024	2023
Revenue concentration
Number of customers	3	2
Related total revenue percentage	98%	89%
Contract receivable concentration
Number of customers	2	3
Related contract receivables percentage	94%	97%

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of security deposits, prepaid insurance, and other minor miscellaneous expenses paid in advance.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The Company capitalizes property, plant and equipment with useful lives exceeding one year. Assets are depreciated over their estimated useful lives. The straight-line method is used for computing depreciation. Depreciation expenses are recorded within Operating Expenses in the Consolidated Statements of Operations and Comprehensive Loss. Cost of maintenance and repairs are charged to expense when incurred. Construction in progress related to specialized equipment will be reclassified as Property, plant and equipment and depreciated, once placed in service.

Depreciable Life
Production equipment	5 years
Laboratory equipment	5 years
Furniture and Computer Equipment	3-7 years
Leasehold improvements	Lesser of asset life or lease term

Solid Power, Inc. | 2024 Form 10-K | 49

Investments

The Company considers all available-for-sale securities with an original maturity of less than 12 months when purchased to be marketable securities. The Company considers all available-for-sale securities with an original maturity of 12 months or more when purchased to be investments.

The Company records its investments in non-marketable equity securities in accordance with Accounting Standards Codification (“ASC”) 321 – Investments - Equity Securities. Under the measurement alternative, carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments are determined at fair value as of the transaction date. The Company’s equity securities investment is presented in Investments in the Consolidated Balance Sheets.

The Company’s non-marketable equity securities investment, as noted in Note 11 – Related Party Transactions, is evaluated for impairment based on qualitative factors, including the investee’s financial and liquidity position and access to capital resources, among others. When indicators of impairment exist, a loss is recorded equal to the difference between the fair value and carrying value of the investment.

The Company acquired an equity interest in Dahae Energy Co., Ltd (“Dahae”) in October 2024. The Company has determined that Dahae is a VIE. The Company does not have a controlling financial interest in Dahae and, therefore, accounts for its investment using the equity method of accounting. As a result of the Company’s interest in Dahae, Dahae is considered a related party. See Note 11 – Related Party Transactions for more information.

Loan Receivable from Equity Method Investee

The Company accounts for its loan receivable from its equity method investee, Dahae at its stated principal amount, net of any discount or premium. The related discounts or premiums on the loan receivable are amortized or accreted over the term of the loan receivable. The Company classifies its loan receivable on a current (due within 12 months of reporting date) and a long-term (due in excess of 12 months from reporting date) basis in accordance with the stated maturity date.

Interest income is accrued based on the contractual terms which are payable on a quarterly basis. Interest income from the loan receivable is presented as Interest income in the Consolidated Statements of Operations and Comprehensive Loss. Any interest receivable from the loan receivable represents a current asset within Prepaid expenses and other current assets in the Consolidated Balance Sheets.

The Company applies ASC 326 – Measurement of Credit Losses on Financial Instruments to financial assets measured at amortized cost, including the loan receivable from Dahae. The Company utilizes the discounted cash flow method to estimate current expected credit losses. The Company has not recognized an allowance for current expected credit losses on its loan receivable and does not have any loans receivable in nonaccrual status. See Note 11 – Related Party Transactions for more information.

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

Leases

The Company accounts for its leases under ASC 842 – Lease Accounting. Under this guidance, the Company classifies contracts meeting the definition of a lease as operating or financing leases, and leases are recorded in the Consolidated Balance Sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses, including common maintenance fees, insurance and property tax, are recorded when incurred.

Solid Power, Inc. | 2024 Form 10-K | 50

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election and instead recognizes rent expense on a straight-line basis over the lease term.

Stock-Based Compensation

Stock-based compensation primarily consists of stock options, restricted stock units (“RSUs”), and restricted stock grants to non-employees. Expenses for stock-based compensation are measured based on fair value on the date of the grant and recognized over the prescribed vesting schedule as described within Note 8 – Stock-Based Compensation.

The estimated fair value of stock options on the date of grant is calculated using the Black-Scholes option-pricing model and is affected by the Company’s stock price, as well as assumptions regarding risk-free rate, dividend yield, and the historical volatility of comparable entities. The estimated fair value of RSUs is determined based on the number of shares granted and the closing price for of the Company’s common stock one business day before the grant date. The Company accounts for forfeitures as they occur. Employee compensation cost is recognized on a straight-line basis over the requisite vesting service period and is recorded within Operating Expenses in the Consolidated Statements of Operations and Comprehensive Loss.

The Company recognizes expenses for restricted stock grants to non-employees based on the grant date fair value of the restricted stock, which is based on the closing price of the Company’s common stock one business day before the grant date. Non-employee stock-based compensation expenses are recognized on a straight-line basis over the non-employee vesting period. Non-employee stock-based compensation related to restricted stock grants is recognized within Share of net loss of equity method investee in the Consolidated Statements of Operations and Comprehensive Loss.

Revenue

The Company records revenue in accordance with ASC 808 – Collaborative Arrangements. Revenue recognition is recorded by analogy to ASC 606 – Revenue from Contracts with Customers. These agreements include the following components: parties to the contract are active participants, both parties are exposed to significant risks and rewards, and both parties are dependent on the commercial success of the efforts under the contract. Revenue from the Company’s collaborative arrangements is recognized over time using the input measurement method utilizing labor hours in relation to total labor hours anticipated to satisfy the performance obligation. The Company expenses contract fulfillment costs as incurred. The Company recognizes government revenue from cost contracts on the basis of costs incurred during the period and for cost plus fixed-fee contracts on the basis of costs incurred during the period plus the fee earned. Contract costs include all direct labor, subcontract, material, and indirect costs related to the contract performance that are allowable under contract provisions.

Deferred revenue represents cash collected in advance of revenue recognized.

	December 31,
	2024	2023
Deferred revenue	$3,150	$1
Deferred revenue from related parties	—	828

Warrant Liabilities

The Company accounts for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Hedge Accounting. Warrants recorded as liabilities are recorded at their fair value within Warrant liabilities in the Consolidated Balance Sheets and are remeasured on each reporting date with changes recorded in Change in fair value of warrant liabilities in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Fair Value Measurements

The Company applies fair value accounting for selected financial assets and liabilities measured on a recurring and nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The accounting guidance ASC 820 – Fair Value Measurement established a fair value hierarchy based on three levels of inputs, of which

Solid Power, Inc. | 2024 Form 10-K | 51

the first two are considered observable and the last unobservable, used to determine the fair value of its financial instruments. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Level 1 – inputs include quoted market prices in an active market for identical assets or liabilities.

Level 2 – inputs are market data, other than Level 1 inputs, that are observable either directly or indirectly, including quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.

Level 3 – inputs are unobservable and corroborated by little or no market data.

The Company considers all highly liquid instruments with original maturities of less than 90 days to be cash equivalents. The Company accounts for the change in fair value of the Company’s available-for-sale securities in Other Comprehensive Income in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Research and Development

The Company’s research and development activities focus on making improvements to its electrolyte and cell technologies with the ultimate goal of commercializing technology that outperforms conventional lithium-ion. Costs related to research and development are expensed as incurred.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the Consolidated Financial Statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any uncertain tax positions or tax benefits that are not expected to be realized based on available evidence. The Company records deferred tax assets and associated valuation allowances, when appropriate, to reflect amounts more likely than not to be realized based on the Company’s analysis. The Company’s temporary differences result primarily from capitalization of certain qualifying research and development expenses, accruals and reserves, depreciation of property, plant and equipment, stock compensation expense, capitalization of operating or financing leases, and net operating loss carryovers.

The Company provides deferred U.S. federal, state, or foreign income tax benefits for periods presented. The Company has also provided a valuation allowance on the net deferred tax asset because of uncertainty regarding realizability. Realization of deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards.

The Company accounts for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the Consolidated Financial Statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Interest and penalties associated with tax positions are recorded in the period assessed as Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Loss. No interest or penalties have been assessed during the years ended December 31, 2024 and 2023.

Basic and Diluted Loss per Share of Common Stock

Basic loss per share is based on the weighted average number of shares of common stock outstanding for the period. Basic loss per share represents Net Loss Attributable to Common Stockholders divided by the weighted average number of shares of common stock outstanding for the period.

Diluted loss per share includes the dilutive effect of additional potential shares of common stock issuable from stock-based awards and grants determined using the treasury stock method. Diluted loss per share represents Net Loss Attributable to Common Stockholders divided by diluted weighted average number of shares of common stock, which includes the average dilutive effect of all potentially dilutive securities outstanding for the period.

Solid Power, Inc. | 2024 Form 10-K | 52

Foreign Currency

The Company’s reporting currency and the functional currency of its foreign operations is U.S. dollars. The Company’s Korean subsidiary maintains its financial statements in U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are remeasured using the exchange rate prevailing at the balance sheet date. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The total impact of foreign currency transaction losses for the years ended December 31, 2024 and 2023 was $179 and $0, respectively.

Recent Accounting Pronouncements

Segment Reporting

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. Effective December 31, 2024, the Company adopted ASU 2023-07 on a retrospective basis. See “—Segment Reporting” above and Note 15 – Segment Disclosure for more information.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the impact of ASU 2023-09 and anticipates that it may result in additional required disclosures in the Company’s Consolidated Financial Statements for the year ending December 31, 2025. Income Statement

In November 2024, the FASB issued ASU No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to the financial statements. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. ASU 2024-03 can be applied either prospectively to financial statements or retrospectively to any prior periods presented in the financial statements. The Company is evaluating the disclosure impact of ASU 2024-03.

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment are summarized as follows:

	December 31,
	2024	2023
Production equipment	$41,750	$36,086
Laboratory equipment	12,611	9,910
Leasehold improvements	73,114	59,109
Furniture and computer equipment	4,298	3,915
Construction in progress	5,141	13,650
Total cost	136,914	122,670
Accumulated depreciation	(39,706)	(23,514)
Net property, plant and equipment	$97,208	$99,156

Solid Power, Inc. | 2024 Form 10-K | 53

Depreciation expenses for dedicated laboratory equipment and production equipment are charged to research and development. The other depreciation expenses are included in the Company’s overhead and are allocated across Operating Expenses based on Company personnel costs incurred.

Depreciation expenses related to property, plant, and equipment are summarized as follows:

	December 31,
	2024	2023
Depreciation expense	$16,449	$11,947

The Company expanded its pilot electrolyte production to produce larger quantities of electrolyte to feed cell-production lines and continue research and development efforts at its Thornton, Colorado facility (“SP2”). The Company began producing electrolyte at SP2 in 2023. The Company also built an electrolyte innovation center (the “EIC”) at SP2 to design, improve, and test electrolyte manufacturing processes. The Company placed nearly all of the EIC into service in 2024 and expects to place the remaining portion in service by the end of the first quarter 2025. Construction in progress related to property, plant, and equipment is summarized as follows:

	December 31,
Construction in progress	2024	2023
SP1 – Capital projects	$1,896	$2,298
SP2 – Increased scale electrolyte production	3,245	11,352

Note 4 – Intangible Assets

Intangible assets are summarized as follows:

	December 31,
	2024		2023
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(69)	$149	$(61)
Patents	135	(12)	92	(5)
Patents pending	1,831	—	1,444	—
Trademarks	13	—	13	—
Trademarks pending	25	—	18	—
Total amortized intangible assets	$2,153	$(81)	$1,716	$(66)

Amortization expense for intangible assets is summarized as follows:

	December 31,
	2024	2023
Amortization expense	$15	$15

Useful lives of intangible assets range from three to 20 years. Amortization expenses are allocated ratably across operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Note 5 – Fair Value Measurements

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities. The difference between the amortized cost and fair value of available-for-sale securities as of December 31, 2024 was not material. As of December 31, 2024, 100% of the Company’s marketable securities had a maturity of less than one year. As of December 31, 2024, 99% of the Company’s investments had a maturity between one to five years and 1% of the Company’s investments had a maturity between five and ten years.

Solid Power, Inc. | 2024 Form 10-K | 54

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of December 31, 2024 and 2023, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

		December 31, 2024
		Level 1	Level 2	Level 3	Total
Assets	Balance Sheet Classification
Commercial paper	Marketable securities	$47,046	$—	$—	$47,046
Corporate bonds	Marketable securities	$28,614	$—	$—	$28,614
Corporate bonds	Investments	$173,369	$—	$—	$173,369
Government bonds	Investments	$35,904	$—	$—	$35,904
U.S. treasuries	Marketable securities	$17,124	$—	$—	$17,124
Bifurcated embedded derivative	Loan receivable from equity method investee	$—	$—	$584	$584

Liabilities
Public Warrants	Warrant liabilities	$5,537	$—	$—	$5,537
Private Placement Warrants	Warrant liabilities	$—	$3,198	$—	$3,198

		December 31, 2023
		Level 1	Level 2	Level 3	Total
Assets	Balance Sheet Classification
Commercial paper	Marketable securities	$84,909	$—	$—	$84,909
Corporate bonds	Marketable securities	$48,135	$—	$—	$48,135
Corporate bonds	Investment	$191,338	$—	$—	$191,338
Government bonds	Marketable securities	$8,461	$—	$—	$8,461
Government bonds	Investment	$48,228	$—	$—	$48,228

Liabilities
Public Warrants	Warrant liabilities	$2,505	$—	$—	$2,505
Private Placement Warrants	Warrant liabilities	$—	$1,722	$—	$1,722

There were no transfers in and out of Level 3 fair value hierarchy during the years ended December 31, 2024 and 2023.

The following table provides the available-for-sale securities purchased during the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,
	2024	2023
Available-for-sale securities purchased	$216,193	$327,591

Fair Value of Bifurcated Embedded Derivative

The fair value of the bifurcated embedded derivative (the “Derivative”) has been estimated using the with-and-without method as of December 31, 2024 using Level 3 unobservable inputs and Level 2 directly or indirectly observable inputs, including estimated credit rating, risk-free interest rates, and expected future cash flows. Material increases or decreases in any of those inputs may result in a significantly higher or lower fair value measurement. Material increases or decreases in expected future cash flows may result in a significantly higher or lower estimated fair value of the Derivative. See Note 11 – Related Party Transactions for more information.

Fair Value of Warrants

The fair value of the private placement warrants issued as part of the Company’s business combination in 2021 (the “Private Placement Warrants”) have been estimated using a Black-Scholes model as of December 31, 2024 and 2023. The estimated fair value of the Private Placement Warrants is determined using Level 2 directly or indirectly observable inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company

Solid Power, Inc. | 2024 Form 10-K | 55

estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s publicly-traded warrants (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”) and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Warrants. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 input.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates.

	December 31,
	2024	2023
Exercise price	$11.50	$11.50
Stock price	$1.89	$1.45
Volatility	124.8%	95.0%
Term (in years)	1.94	2.94
Risk-free rate	4.16%	3.94%

The following table provides a rollforward (per Warrant) of the Public Warrants measured at fair value using Level 1 inputs and Private Placement Warrants measured at fair value using Level 2 inputs.

	Public Warrants	Private Placement Warrants
	Level 1 Fair Value	Level 2 Fair Value
December 31, 2023	$0.19	$0.28
Change in fair value	$0.23	$0.24
December 31, 2024	$0.42	$0.52

See Note 6 – Warrant Liabilities for more information.

Note 6 –Warrant Liabilities

The table below provides a summary of the outstanding Public and Private Placement Warrants.

	December 31,
	2024	2023
Public Warrants	13,182,501	13,182,501
Private Placement Warrants	6,150,802	6,150,802

Each whole Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to customary adjustments. Only whole Warrants are exercisable. The Warrants became exercisable on January 7, 2022 and will expire on December 8, 2026.

Redemption of Public Warrants When Price per Share of Common Stock Equals or Exceeds $18.00

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

Solid Power, Inc. | 2024 Form 10-K | 56

Redemption of Public Warrants When Price per Share of Common Stock Equals or Exceeds $10.00

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

None of the Private Placement Warrants are redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. The table below provides the fair value of warrant liabilities at:

	December 31,
	2024	2023
Fair value of warrant liabilities	$8,735	$4,227

The table below provides the gain (loss) recognized in connection with changes in fair value of warrant liabilities at:

	For the Years Ended December 31,
	2024	2023
Gain (loss) recognized associated with warrant liabilities	$(4,508)	$4,890

Note 7 – Stockholders’ Equity

Common Stock

Stock options exercised for common stock, shares of common stock issued under the Solid Power, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), shares of common stock issued upon vesting of RSUs, shares of restricted stock issued to non-employees, and shares of common stock repurchased under the stock repurchase program for the years ended December 31, 2024 and 2023 are summarized in the table below.

	For the Years Ended December 31,
	2024	2023
Shares of common stock issued upon exercise of stock options	5,141,728	2,490,275
Shares of common stock issued under the ESPP	387,664	287,224
Shares of common stock issued upon vesting of RSUs	1,229,645	226,201
Shares of restricted common stock issued to non-employees	298,508	—
Shares of common stock repurchased	(5,704,401)	—

Solid Power, Inc. | 2024 Form 10-K | 57

The table below presents the cash received or paid associated with common stock related activities for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,
	2024	2023
Cash received from exercise of stock options	$273	$220
Cash received from shares of common stock issued under the ESPP	412	434
Cash paid for shares of common stock repurchased	(9,072)	—

Stock Repurchase Program

On January 23, 2024, the Company announced that its Board of Directors (the “Board”) approved a stock repurchase program authorizing the Company to purchase up to $50,000 of the Company’s outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock from time to time until the repurchase program expires on December 31, 2025.

The table below presents the number of shares repurchased and retired, the aggregate cost paid to repurchase such shares of common stock, including principal and commissions paid and excise tax accrued, and the average cost paid per share of common stock repurchased and retired for the year ended December 31, 2024. The repurchased shares were subject to excise tax of 1% of which is accounted for within Additional paid-in capital and accrued within Accounts payable and other current liabilities in the Consolidated Balance Sheets.

For the Year Ended December 31,
2024
Repurchased and retired shares of common stock	5,704,401
Principal paid for shares of common stock	$8,959
Commissions paid for shares of common stock	$113
Total cash paid to repurchase and retire shares of common stock	$9,072
Excise tax accrued	$90
Average cost paid per share	$1.59

Note 8 – Stock-Based Compensation

2014 Plan and 2021 Plan

Options granted under the Solid Power, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) have a ten-year term and vest as to 1/4th of these shares after one year after the initial date of service of a service provider and with the balance of the shares vesting in a series of 36 successive equal monthly installments following the first vesting date. Option awards under the 2014 Plan were granted with an exercise price equal to the fair market value of Solid Power Operating, Inc.’s common stock at the date of grant. Certain option awards issued under the 2014 Plan provide for accelerated vesting if there is a change in control (as defined in the plan agreements).

Options granted under the Solid Power, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) during 2022 have a ten-year term and vest as to 1/4th of these shares per year beginning one year after the initial date of service of a service provider. Options granted under the 2021 Plan during 2023 and 2024 have a ten-year term and vest as to 1/4th of the shares one year after the initial date of service of a service provider then 6.25% per quarter thereafter. Option awards under the 2021 Plan were granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Certain option awards issued under the 2021 Plan provide for accelerated vesting if there is a change in control (as defined in the plan agreements).

Effective April 1, 2022, the Company began granting RSUs in accordance with the terms of the 2021 Plan. The grant date fair value of RSUs awarded are determined based on the Company’s closing common share price on the Nasdaq on the trading day preceding the grant date. RSU awards for employees granted during 2022 generally vest 25% per year commencing on the first anniversary of the grant date. RSU awards for employees granted during 2023 and 2024 generally vest 25% on the first anniversary of the grant date then 6.25% per quarter thereafter. RSU awards upon initial service as a director vest in 12 equal quarterly installments. For initial service grants, vested RSUs are settled in common stock upon the earlier of the director no longer serving on the Board or the date the RSU has fully vested. Annual RSU awards to directors generally fully vest on the one-year anniversary of the grant date.

Solid Power, Inc. | 2024 Form 10-K | 58

Upon vesting, granted RSUs entitle the grantee to receive one share of common stock of the Company at no additional cost. Holders of unvested RSUs do not have voting or dividend rights.

At December 31, 2023 and 2024, the Company had 17,134,781 and 11,241,546 shares of common stock underlying stock options outstanding under the 2014 Plan, respectively. No additional grants under the 2014 Plan are permitted.

Beginning on January 1, 2022, the number of shares of common stock available for issuance under the 2021 Plan shall increase annually by an amount equal to the lesser of (i) 18,900,000 shares of common stock, (ii) five percent (5%) of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) a number of shares of common stock determined by the administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2022, 2023, and 2024, the number of shares of common stock available for issuance under the 2021 Plan increased by 8,377,899, 0, and 8,950,544 shares of common stock, respectively. As of December 31, 2023, and 2024, the 2021 Plan permitted the Company to grant up to 22,369,304 and 28,196,225 shares of common stock, respectively, to its employees, directors, and consultants, as designated by the Board. As of December 31, 2023 and 2024, the Company had 9,144,657 and 17,174,592 shares of common stock underlying options awards and RSU awards outstanding under the 2021 Plan, respectively.

	For the Years Ended December 31,
	2024	2023
Option awards granted under 2021 Plan	6,324,127	5,176,889
RSU awards granted under 2021 Plan	6,792,700	4,663,079

Restricted Stock Grants to Non-employees

On October 21, 2024, the Company granted shares of restricted stock to non-employees pursuant to the provisions of Regulation S under the Securities Act of 1933, as amended. These grants were not granted as part of any existing plan. The restricted stock grants vest over a four-year period, subject to forfeiture upon the applicable non-employee ceasing to provide services to Dahae or upon Dahae’s default on the financing instruments entered into between the Company and Dahae on October 21, 2024. No additional shares of restricted stock are authorized for issuance under the restricted stock grants to the non-employees.

	For the Years Ended December 31,
	2024	2023
Restricted stock grants to non-employees	298,508	—

Compensation Expense for Stock-Based Compensation

The fair value of stock options and RSUs issued to employees and directors is recognized as compensation expense over the vesting period of the award. The fair value of the restricted stock grants issued to non-employees is recognized straight-line over the vesting period of the grant. The Company accounts for forfeitures as they occur.

For the years ended December 31, 2024 and 2023, the Company recognized compensation costs totaling:

	For the Years Ended December 31,
	2024	2023
Stock-based compensation costs related to RSUs	$5,662	$3,427
Stock-based compensation costs related to stock options	6,138	6,774
Stock-based compensation costs related to the ESPP	172	169
Total equity-based compensation costs	$11,972	$10,370

The unrecognized future compensation costs as of December 30, 2024 and 2023 were $20,549 and $23,922, respectively.

The Company records compensation across Operating Expenses within the following financial statement lines:

	For the Years Ended December 31,
	2024	2023
Direct costs	$1,131	$3,751
Research and development	4,463	4,826
Selling, general and administrative	6,378	1,793
Total equity-based compensation cost	$11,972	$10,370

Solid Power, Inc. | 2024 Form 10-K | 59

The fair value of restricted stock grants to non-employees is recognized over the vesting period. The Company recognized $22 within Share of net losses of equity method investee in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024. No amounts were recognized during the year ended December 31, 2023.

Stock Options

For purposes of determining the compensation cost, the fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table. Expected volatilities are based on historical volatility of comparable companies. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of each stock option grant during the years ended December 31, 2024 and 2023 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	2024	2023
Approximate risk‑free rate	4.23%	4.17%
Volatility	48.1%	46.91%
Average expected life (in years)	6	6
Dividend yield	0%	0%
Weighted‑average grant date fair value	$0.82	$1.42
Estimated fair value of total stock options granted	$5,175	$7,815

A summary of option activity under the 2014 Plan and 2021 Plan for the year ended December 31, 2024 is presented below.

			Weighted-average
			Remaining
	Number of	Weighted-average	Contractual Term
Options	Options	Exercise Price	(in years)
Outstanding at January 1, 2024	24,264,016	$2.53	7.03
Granted	6,324,127	$1.59
Exercised	(5,141,728)	$0.05
Forfeited or expired	(4,840,722)	$3.26
Outstanding at December 31, 2024	20,605,693	$2.45	6.68

Exercisable at December 31, 2023	16,662,487	$1.99	4.87
Exercisable at December 31, 2024	12,275,078	$2.48	5.27

Cash received from options exercised under the 2014 Plan and 2021 Plan during the years ended December 31, 2024 and 2023 was $273 and $220, respectively. The aggregate intrinsic value of exercisable options at December 31, 2024 was $9,427. The aggregate intrinsic value of exercised options at December 31, 2024 and 2023 was $7,282 and $70,115. The aggregate intrinsic value of options outstanding at December 31, 2024 was $12,008.

Restricted Stock Units

The following table summarizes unvested RSUs at December 31, 2024 and the changes for the year ended December 31, 2024.

	Number of	Weighted-average
	RSUs	Grant Date Fair Value
Balance at December 31, 2023	4,473,016	3.30
Granted	6,792,700	1.58
Vested or Exercised	(1,601,279)	2.89
Forfeited	(1,463,884)	2.26
Balance at December 31, 2024	8,200,553	3.10

The unvested RSUs had no intrinsic value as of December 31, 2024.

Solid Power, Inc. | 2024 Form 10-K | 60

Restricted Stock Grants to Non-employees

The following table summarizes unvested restricted stock grants to non-employees and the changes for the year ended December 31, 2024.

	Number of	Weighted-average
	Grants	Grant Date Fair Value
Balance at December 31, 2023	—	—
Granted	298,508	1.23
Vested	(59,702)	1.23
Forfeited	—	—
Balance at December 31, 2024	238,806	1.23

ESPP

The ESPP originated with 3,778,000 shares of common stock available for issuance. Beginning on January 1, 2022, the number of shares of common stock available for issuance under the ESPP shall increase annually by an amount equal to the lesser of (i) 3,778,000 shares of common stock (ii) one percent (1%) of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number of shares of common stock determined by the administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2022, the number of shares of common stock available for issuance under the ESPP increased by 1,685,579 shares of common stock. There were no increases to the number of shares of common stock available for issuance under the ESPP on January 1, 2023 or 2024. As of December 31, 2024 and 2023, 4,788,691 and 5,176,355 shares remained available for issuance, respectively.

The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Substantially all employees are eligible to participate and, through payroll deductions, can purchase shares on dates determined by the administrator. However, with respect to the Section 423 Component (as defined in the ESPP), an employee may not be granted rights to purchase stock under the ESPP if the employee, immediately after the grant, would own (directly or through attribution) stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s common stock. The purchase price per share sold pursuant to the ESPP will be the lower of (i) 85% of the fair market value of common stock on the enrollment or (ii) 85% of the fair market value on the exercise date. Each offering period will span up to six months. Purchases may be up to 15% of qualified compensation, with an annual limit of $25 and a limit of 5,000 shares per employee per offering period.

Note 9 – Basic and Diluted Loss Per Share

The table below sets forth the basic and diluted loss per share calculation for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,
	2024	2023
Net loss attributable to common stockholders	$(96,520)	$(65,549)
Weighted average shares outstanding – basic and diluted	179,397,332	178,006,919
Basic and diluted loss per share	$(0.54)	$(0.37)

Due to the net loss for the years ended December 31, 2024 and 2023, diluted loss per share was computed without consideration of potentially dilutive instruments as their inclusion would have been anti-dilutive. The table below sets forth (in shares) potentially dilutive securities excluded from the diluted loss per share calculation.

	December 31,
	2024	2023
Warrants	19,333,303	19,333,303
2014 Plan & 2021 Plan - stock options	22,969,681	25,877,631
2021 Plan - RSUs	7,076,624	3,477,809
ESPP - common stock	60,037	67,724
Non-employee restricted stock grants - common stock	8,658	—
Total potentially dilutive securities	49,448,303	48,756,467

Solid Power, Inc. | 2024 Form 10-K | 61

Note 10 – Leases

The Company leases its facilities and certain equipment. Fixed rent escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance, and common area maintenance.

The Company’s facility in Louisville, Colorado (“SP1”) is under a noncancelable operating lease with a maturity date in December 2029. In 2022, the Company amended this operating lease to incorporate a prior subleased space into the base lease and extend the term of the lease. In 2024, the Company amended this operating lease to incorporate additional space and further extend the term of the lease. The Company has the right to renew this operating lease for an additional five-year period.

On September 1, 2021, the Company entered into an industrial operating lease agreement for its facility in Thornton, Colorado, or SP2, with the initial term through March 31, 2029. Under this operating lease, the Company has one option to renew for five years, which has been included in the calculation of lease liabilities and right-of-use assets as the exercise of the option was reasonably certain. As the renewal rent has not been negotiated, the Company used an estimated rent rate which approximated the fair market rent at adoption of ASC 842 on January 1, 2022 for the extension period.

The Company has certain equipment leases classified as finance leases as of December 31, 2024.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

	For the Years Ended December 31,
	2024	2023
Finance lease costs:
Amortization of right-of-use assets	$232	$197
Interest on lease liabilities	46	53
Operating lease costs	1,209	1,160
Total lease expense	$1,487	$1,410

The components of cash flow information related to leases are as follows:

	For the Years Ended December 31,
	2024	2023
Operating outgoing cash flows – finance leases	$47	$54
Financing outgoing cash flows – finance leases	377	308
Operating outgoing cash flows – operating leases	1,320	1,138
Right-of-use assets obtained in exchange for new finance lease liabilities:	—	345
Right-of-use assets obtained in exchange for new and modified operating lease liabilities:	1,005	—

December 31, 2024
Finance lease
Weighted-average remaining lease term – finance leases (in years)	2.19
Weighted-average discount rate – finance leases	6.6%
Operating lease
Weighted-average remaining lease term – operating leases (in years)	8.01
Weighted-average discount rate – operating leases	6.5%

Solid Power, Inc. | 2024 Form 10-K | 62

As of December 31, 2024, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2025	$310	$1,359
2026	179	1,403
2027	85	1,448
2028	16	1,494
2029	—	1,548
Thereafter	—	4,031
Total	590	11,283
Less present value discount	39	2,427
Total lease liabilities	$551	$8,856

Note 11 – Related Party Transactions

BMW of North America LLC

During 2022, the Company amended its joint development agreement (“JDA”) with BMW of North America LLC (“BMW”) to provide a research and development-only license to certain of the Company’s intellectual property relating to cell manufacturing. The license allows, among other things, BMW to install a solid-state prototype cell manufacturing line based on the Company’s proprietary information. The license is limited to BMW’s research and development activities and may not be used for commercial battery cell production. During 2024, the Company further amended its JDA with BMW to extend the term of the JDA, revise the payment schedule, and revise certain deliverables and the timing to achieve various milestone and development targets and confirm cell performance requirements. During 2024, BMW also purchased certain cell materials from the Company for approximately $132.

Before BMW’s installation of its cell manufacturing line, the Company and BMW have agreed to joint development and manufacturing activities at the Company’s facilities. Any intellectual property developed jointly by the Company and BMW at the Company’s facilities will be solely owned by the Company. To the extent intellectual property is jointly conceived elsewhere, the Company and BMW will jointly own such intellectual property. The intellectual property developed by us or BMW individually will be owned by such party. Both parties will have the right to utilize the other party’s technical improvements for research and development purposes only. The Company, with certain limitations, has the right to cause BMW to license BMW’s technical improvements to the Company for commercial purposes.

BMW will pay the Company $20,000 between December 2022 and June 2025, subject to the Company achieving certain milestones. For the year ended December 31, 2024, the Company recognized $5,410 of revenue from BMW. For the year ended December 31, 2023, the Company recognized $12,700 of revenue from BMW and recorded $828 of deferred revenue related to cash paid from BMW in advance of services provided.

Ford Motor Company

During 2024, the Company amended its JDA with Ford Motor Company (“Ford”) to extend the term of the JDA and revise certain deliverables and the schedule for delivery to Ford during the term of the JDA.

Dahae Energy Co., Ltd.

During 2024, the Company entered into a series of transactions with Dahae, a strategic partner in the Republic of Korea. Dahae provides process engineering support for the Company’s pilot cell lines and is serving as the installer for installation of a pilot cell manufacturing line at SK On Co., Ltd.’s facility. The transactions included an equity interest, extinguishment of an existing promissory note, bond (the “Bond”) with detachable warrants (the “Detachable Warrants”) and a bifurcated embedded derivative (the “Derivative”), restricted stock grants for non-employees, and a term loan facility. During 2024, the Company incurred $9,342 of cost related to services provided by Dahae.

The Company acquired a 20% equity interest in Dahae for $656 (including $256 of transaction costs) and recorded the investment using the equity method of accounting. See Note 2 – Significant Accounting Policies for more information.

The Company extinguished an existing promissory note from Dahae in exchange the Bond with the Detachable Warrants and the Derivative. At the time of extinguishment, the Company recognized a loss of $760 for the difference between the promissory note balance prior to extinguishment and the fair value of the instruments and rights received.

Solid Power, Inc. | 2024 Form 10-K | 63

The Bond has an explicit interest rate of 3%, maturity date of April 26, 2034, and par value of $4,448. On October 21, 2024, the fair value of the Bond was $2,497 and the Derivative was recorded at a fair value upon acquisition of $584. As of December 31, 2024, the Bond had an unamortized discount of $1,927. The change in value of the Derivative between October 21, 2024 and December 31, 2024, was immaterial. The Bond and the Derivative are recorded in Loan receivable from equity method investee in the Consolidated Balance Sheets.

The Company recorded the Detachable Warrants within Investments in the Consolidated Balance Sheets at a fair value upon acquisition of $607. The Detachable Warrants are fully detachable from the Bond and can be exercised for shares of Dahae’s common stock. If the Company were to exercise the Detachable Warrants in full, the Company would own 40% of the then outstanding shares of common stock of Dahae. As of December 31, 2024, there were no impairments or downward or upward adjustments to Detachable Warrants since acquisition.

The Company granted 298,508 shares of restricted stock grants to non-employees. The restricted stock grants are subject to redemption at fair value once all shares are fully vested and any financing provided by the Company to Dahae has been repaid. As the restricted stock grants are contingently redeemable at fair value, the restricted stock grants are recorded within Mezzanine Equity in the Consolidated Balance Sheets. To adjust these grants to redemption amounts at each reporting period, the Company remeasures the grants to their redemption value based on the price of the Company’s common stock, with a corresponding entry to the Company’s retained earnings. The remeasurement for the year ending December 31, 2024 was $12. See Note 8 – Stock-Based Compensation for more information.

The Company entered into a term loan facility with Dahae. Dahae drew upon the facility on November 3, 2024, with a principal balance of $1,161 issued at par, explicit interest rate of 3%, and maturity date of October 21, 2034. The loan is recorded in Loan receivable from equity method investee in the Consolidated Balance Sheets.

All financing agreements between the Company and Dahae are collateralized by Dahae’s assets and a minority equity interest in Dahae. The Company has committed to provide up to $2,000 of additional financing to Dahae.

The table below presents the summarized transactions recorded in the Consolidated Balance Sheets related to the Company’s equity method investment for the periods presented.

	December 31,
	2024	2023
Bond (a)	$3,105	$—
Loan	1,161	—
Warrants	607	—
Equity method investment (b)	520	—
Mezzanine equity	34	—

(a)	Includes the $584 fair value upon acquisition of the Derivative.
(b)	Reflects the Company’s $656 investment (including $256 of transaction costs), less the Company’s share of Dahae’s loss of $111 and a currency translation adjustment of $25 related to the conversion from South Korean Won to U.S. dollar. The Company’s share of Dahae’s loss is recorded within Share of net loss of equity method investee and the currency translation adjustment is recorded within Other Comprehensive Income in the Consolidated Statements of Operations and Comprehensive Loss.

The table below presents the summarized transactions recorded in the Consolidated Statements of Operations and Comprehensive Loss related to the Company’s equity method investment for the years ended December 31, 2024, and 2023, respectively.

	For the Years Ended December 31,
	2024	2023
Interest income	$105	$—
Share of net loss of equity method investee	133	—
Other comprehensive income	25	—

Solid Power, Inc. | 2024 Form 10-K | 64

Note 12 – Retirement Plans

The Company sponsors a 401(k) plan for all employees. The plan provides for the Company to make a discretionary matching contribution. Contributions to the plan totaled $1,256 and $1,084 for the years ended December 31, 2024 and 2023, respectively.

Note 13 – Income Taxes

Income taxes included in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023 are detailed below.

	For the Years Ended December 31,
	2024	2023
Current income tax expense
Federal	$—	$—
State	8	—
Foreign	1,186	—
Deferred income tax expense
Federal	—	—
State	—	—
Foreign	—	—
Total income tax expense	$1,194	$—

The tables below represent a reconciliation of the statutory federal income tax expense to income tax.

	December 31,
	2024	2023
Income tax benefit at the federal statutory rate	21.00%	21.00%
State income taxes - net of federal income tax benefits	0.82%	1.42%
Foreign withholding taxes	(1.25)%	—%
Global tax rate differential	(0.21)%	—%
Permanent differences	(2.17)%	0.56%
Net change in valuation allowance	(21.79)%	(25.54)%
Research and development	4.08%	2.62%
Other	(1.74)%	(0.06)%
Total income tax expense	(1.26)%	0.00%

For the years ended December 31, 2024 and 2023, the effective tax rate was approximately (1.26)% and 0.00%, respectively. Differences between the statutory rate and the Company’s effective tax rate resulted from changes in valuation allowance and permanent differences for tax purposes in the treatment of certain nondeductible expenses.

Solid Power, Inc. | 2024 Form 10-K | 65

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below.

	December 31,
	2024	2023
Deferred tax assets
Net operating loss	$30,446	$30,534
R&D credit	7,423	3,557
Stock compensation	2,909	3,333
Section 174 capitalization	22,759	9,406
ROU lease liability	2,061	2,332
Available-for-sale securities	(14)	125
Other	2,441	1,204
Total deferred tax asset	68,025	50,491
Valuation allowance	(64,744)	(44,109)
Net deferred tax assets	3,281	6,382
Deferred tax liabilities
Intangibles (non-goodwill)	$(2)	$(1)
Property, plant and equipment	(1,144)	(797)
Accretion	(307)	(3,351)
ROU asset	(1,828)	(2,233)
Total deferred tax liabilities	(3,281)	(6,382)
Total net deferred tax liability	$—	$—

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The valuation allowance increased by $20,635 in 2024.

At December 31, 2024 and 2023, the Company had total U.S. federal net operating loss carryovers of approximately $130,333 and $129,729, respectively. Federal net operating losses generated on or prior to December 31, 2017 expire in 2037. Federal net operating losses generated on or after January 1, 2018 have an indefinite carryforward and are only available to offset 80% taxable income beginning in 2021. The determination of state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and that can thereby impact the amount of such carryforwards. The majority of the state net operating losses have an indefinite carryforward.

The following table summarizes the Company’s unrecognized tax benefits.

December 31, 2024
Balance, beginning of year	$1,186
Gross increases related to prior period tax position	383
Gross increases related to current period tax position	905
Gross decreases related to prior period tax position	—
Balance, end of year	$2,474

The 2019 through 2023 tax years remain open to examination by the Internal Revenue Service and, with few exceptions, various other state tax agencies. These taxing authorities have the authority to examine those tax years until the applicable statutes of limitations expire.

Note 14 – Contingencies

The Company may be party to litigation from time to time in the normal course of business. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Solid Power, Inc. | 2024 Form 10-K | 66

On December 3, 2024, two purported stockholders filed a putative class action against the former officers and directors of Decarbonization Plus Acquisition Corporation III (“DCRC”), including Erik Anderson; Riverstone Holdings, LLC; and related sponsors and entities (the “Hamilton Defendants”) in the Court of Chancery of the State of Delaware (Hamilton et al. v. Anderson et al., C.A. No. 2024-1241-JTL). The lawsuit alleges breach of fiduciary duties and unjust enrichment arising from the merger of Solid Power Operating, Inc. with a subsidiary of DCRC and seeks to recover unspecified damages and equitable relief. None of the Company, its subsidiaries, or its current officers or directors, except Mr. Anderson, is named as a defendant. The Hamilton Defendants have demanded indemnification and advancement of defense costs from the Company. Accordingly, it is reasonably possible that the Company could be liable for the legal fees, defense costs, judgments, and/or settlement fees incurred by certain of the Hamilton Defendants. The proceedings are subject to uncertainties inherent in the litigation process, and the Company cannot currently estimate a reasonably possible loss.

Note 15 - Segment Disclosure

The Company receives both government and collaborative revenue and receives revenue from U.S. and the Republic of Korea. The Company determined geographic area based on the country to which its legal entity is incorporated. The Company received revenue from certain customers that each accounted for more than 10% of the Company’s total gross revenue for the years ended December 31, 2024, and 2023. The table below sets forth revenue by type, customer, and geographic area for the years ended December 31, 2024, and 2023.

			For the Years Ended December 31,
Type of Revenue	Customer	Geographic Area	2024	2023
Government	Customer A	U.S.	$2,472	$826
Government	Customer B	U.S.	246	2,783
Government	Other	U.S.	14	1,498
		Total government	2,732	5,107

Collaborative	Customer C	U.S.	$3,020	$—
Collaborative	Customer C	Republic of Korea	8,760	—
Collaborative	Customer D	U.S.	5,410	12,303
Collaborative	Other	U.S.	217	—
		Total collaborative	17,407	12,303
		Total revenue	$20,139	$17,410

Note 16 – Subsequent Events

On January 21, 2025, Solid Power Operating, Inc. and the U.S. Department of Energy (“DOE”) entered into an assistance agreement with an effective date of January 1, 2025 (the “Assistance Agreement”). The Assistance Agreement provides that DOE will provide the Company with funding of up to $50,000 for the Company’s installation of equipment necessary for the continuous production of sulfide-based solid electrolyte material. The Company’s cost share obligation under the Assistance Agreement is $60,000. The Company is subject to certain reporting requirements and compliance obligations under the Assistance Agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Solid Power, Inc. | 2024 Form 10-K | 67

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

As a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended December 31, 2024 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Solid Power, Inc. | 2024 Form 10-K | 68

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding executive officers called for by Item 401(b) of Regulation S-K may be found under “Business—Information About our Executive Officers.” The other information required by this Item is included in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of stockholders under the captions “Corporate Governance Matters,” “Proposal No. 1 – Election of Directors,” and “Delinquent Section 16(a) Reports.” Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is included in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is included in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Solid Power, Inc. | 2024 Form 10-K | 69

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits
(1)	Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: None
(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit/ Annex	Filing Date
2.1	Business Combination Agreement and Plan of Reorganization, dated as of June 15, 2021, by and among the Company, DCRC Merger Sub, Inc. and Solid Power Operating, Inc.	424B3	333-258681	Annex A	November 10, 2021
2.2	First Amendment to the Business Combination Agreement, dated October 12, 2021, by and among the Company, DCRC Merger Sub, Inc. and Solid Power Operating, Inc.	424B3	333-258681	Annex A-1	November 10, 2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40284	3.1	December 13, 2021
3.2	Amended and Restated Bylaws	8-K	001-40284	3.1	November 21, 2022
4.1	Specimen Common Stock Certificate	8-K	001-40284	4.1	December 13, 2021
4.2	Specimen Warrant Certificate	8-K	001-40284	4.2	December 13, 2021
4.3	Warrant Agreement, dated March 23, 2021, between the Company and Continental Stock Transfer & Trust Company	8-K	001-40284	4.1	March 26, 2021
4.4	Amended and Restated Registration Rights Agreement	8-K	001-40284	10.2	December 13, 2021
4.5±	Board Nomination and Support Agreement between Solid Power, Inc., BMW Holding B.V. and the stockholders of Solid Power, Inc. listed on Schedule A thereto, dated May 5, 2021	S-4	333-258681	4.4	August 10, 2021
4.6	Description of Securities	10-K	001-40284	4.6	March 23, 2022

Solid Power, Inc. | 2024 Form 10-K | 70

10.1	Private Placement Warrants Purchase Agreement, dated March 23, 2021, between Decarbonization Plus Acquisition Corporation III, Decarbonization Plus Acquisition Sponsor III LLC and the other purchasers named therein	8-K	001-40284	10.5	March 26, 2021
10.2#	Solid Power, Inc. 2021 Equity Incentive Plan	8-K	001-40284	10.7	December 13, 2021
10.3#	Solid Power, Inc. 2021 Employee Stock Purchase Plan	S-8	333-262714	99.3	February 14, 2022
10.4#	Solid Power, Inc. 2014 Equity Incentive Plan	S-8	333-262714	99.1	February 14, 2022
10.5#	Form of Stock Option Grant Notice under Solid Power, Inc. 2014 Equity Incentive Plan	S-8	333-262714	99.4	February 14, 2022
10.6#	Form of Notice of Stock Option Grant under Solid Power, Inc. 2021 Equity Incentive Plan	S-8	333-262714	99.5	February 14, 2022
10.7#	Form of Notice of Restricted Stock Unit Grant (Employee) under Solid Power, Inc. 2021 Equity Incentive Plan	S-8	333-262714	99.6	February 14, 2022
10.8#	Form of Notice of Restricted Stock Unit Grant (New Director) under Solid Power, Inc. 2021 Equity Incentive Plan	S-8	333-262714	99.7	February 14, 2022
10.9#	Form of Notice of Restricted Stock Unit Grant (Annual Award) under Solid Power, Inc. 2021 Equity Incentive Plan	S-8	333-262714	99.8	February 14, 2022
10.10±	Joint Development Agreement, dated July 1, 2017, by and among Solid Power Operating, Inc. and BMW of North America, LLC	S-4/A	333-258681	10.11	October 13, 2021
10.11±	Amendment No. 1 to Joint Development Agreement, dated February 18, 2021, between Solid Power Operating, Inc. and BMW of North America, LLC	S-4/A	333-258681	10.12	October 13, 2021
10.12±	Amendment No. 2 to Joint Development Agreement, dated March 22, 2021, between Solid Power Operating, Inc. and BMW of North America, LLC	S-4/A	333-258681	10.13	October 13, 2021
10.13±	Amendment No. 3 to Joint Development Agreement, dated November 1, 2021, between Solid Power Operating, Inc. and BMW of North America, LLC	8-K	001-40284	10.15	December 13, 2021
10.14±	Amendment No. 4 to Joint Development Agreement, dated December 20, 2022, between Solid Power Operating, Inc. and BMW of North America, LLC	8-K	001-40284	10.1	December 21, 2022
10.15±	Amendment No. 5 to Joint Development Agreement, effective June 21, 2024, between Solid Power Operating, Inc. and BMW of North America, LLC	8-K	001-40284	10.1	June 24, 2024

Solid Power, Inc. | 2024 Form 10-K | 71

10.16±	Amendment No. 6 to Joint Development Agreement, effective September 30, 2024, between Solid Power Operating, Inc. and BMW of North America, LLC	8-K	001-40284	10.1	October 1, 2024
10.17±	Agreement for the Joint Development of Solid State Batteries for Automotive Applications between Ford Motor Company and Solid Power Operating, Inc., dated December 28, 2018	S-4/A	333-258681	10.14	October 13, 2021
10.18±	Series B Preferred Stock Financing Letter Agreement between the Ford Motor Company and Solid Power Operating, Inc., dated May 5, 2021	S-4/A	333-258681	10.15	October 13, 2021
10.19±	Second Amendment to Joint Development Agreement, dated June 30, 2023, between Solid Power Operating, Inc. and Ford Motor Company	8-K	001-40284	10.1	July 5, 2023
10.20±	Third Amendment to Joint Development Agreement, dated December 16, 2024, between Solid Power Operating, Inc. and Ford Motor Company	8-K	001-40284	10.1	December 17, 2024
10.21±	Joint Development Agreement, dated October 28, 2021, between Solid Power Operating, Inc. and SK Innovation Co., Ltd.	S-4/A	333-258681	10.16	November 2, 2021
10.22±	Research and Development Technology License Agreement, dated January 10, 2024, between Solid Power Operating, Inc. and SK On Co., Ltd.	8-K	001-40284	10.1	January 16, 2024
10.23±	Electrolyte Supply Agreement, dated January 10, 2024, between Solid Power Operating, Inc. and SK On Co., Ltd.	8-K	001-40284	10.2	January 16, 2024
10.24±	Line Installation Agreement, dated January 10, 2024, among Solid Power Korea Co., Ltd., SK On Co., Ltd., and, for the limited purposes of Section 12.16 of the Line Installation Agreement, Solid Power, Inc.	8-K	001-40284	10.3	January 16, 2024
10.25	Assistance Agreement, dated January 1, 2025, between Solid Power Operating, Inc. and the U.S. Department of Energy	8-K	001-40284	10.1	January 24, 2024
10.26#	Solid Power, Inc. Outside Director Compensation Policy	8-K	001-40284	10.1	July 10, 2023
10.27#	Solid Power, Inc. Executive Incentive Compensation Plan	8-K	001-40284	10.10	December 13, 2021
10.28#	Solid Power, Inc. Executive Change in Control and Severance Plan	8-K	001-40284	10.11	December 13, 2021
10.29#	Solid Power, Inc. Form of Indemnification Agreement	8-K	001-40284	10.1	December 13, 2021
10.30#	Offer Letter with John Van Scoter, dated May 26, 2023	8-K	001-40284	10.1	May 31, 2023

Solid Power, Inc. | 2024 Form 10-K | 72

10.31±#	Letter Agreement with Joshua Buettner-Garrett, dated August 5, 2021	10-K	001-40284	10.25	March 1, 2023
10.32±#	Offer Letter with James Liebscher, dated June 9, 2021	10-K	001-40284	10.26	March 1, 2023
10.33±#	Offer Letter with Linda Heller, dated June 14, 2024	8-K	001-40284	10.1	June 17, 2024
10.34+#	Offer Letter with Kevin Paprzycki, dated September 30, 2021	10-K	001-40284	10.27	March 1, 2023
10.35+#	Separation and Release Agreement with Kevin Paprzycki, dated July 11, 2024	10-Q	001-40284	10.3	August 7, 2024
10.36#	Letter Agreement with Derek Johnson, dated August 5, 2021	8-K	001-40284	10.5	December 13, 2021
10.37#	Consulting Agreement, dated January 13, 2025, between Solid Power Operating, Inc. and Derek Johnson	8-K	001-40284	10.1	January 13, 2025
10.38#	Form of Retention Agreement, dated November 29, 2022	8-K	001-40284	10.2	November 29, 2022
10.39	Lease Agreement between the Company and Red Pierce, LLC, dated November 29, 2016	8-K	001-40284	10.19	December 13, 2021
10.40	Amendment to Lease Agreement between the Company and Red Pierce, LLC, dated December 5, 2017	8-K	001-40284	10.20	December 13, 2021
10.41±	Second Amendment to Lease Agreement by and between the Company and Red Pierce, LLC, dated December 1, 2022	8-K	001-40284	10.1	December 2, 2022
10.42	Third Amendment to Lease, dated August 20, 2024, between Solid Power Operating, Inc. and Red Pierce, LLC	8-K	001-40284	10.1	August 21, 2024
10.43	Industrial Lease Agreement between the Company and 25 North Investors SPE1, LLC, dated September 1, 2021	8-K	001-40284	10.21	December 13, 2021
19*	Solid Power, Inc. Insider Trading Policy
21	List of Subsidiaries	10-K	001-40284	21	February 28, 2024
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification

Solid Power, Inc. | 2024 Form 10-K | 73

97*	Solid Power, Inc. Policy on Recovery of Incentive Compensation
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
±	Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish an unredacted copy of the exhibit to the SEC upon request.
#	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary

None.

Solid Power, Inc. | 2024 Form 10-K | 74

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2025

SOLID POWER, INC.

By:	/s/ Linda Heller
Name:	Linda Heller
Title:	Chief Financial Officer and Treasurer

Solid Power, Inc. | 2024 Form 10-K | 75

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John Van Scoter, Linda Heller, and James Liebscher, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
President, Chief Executive Officer, and Director
/s/ John Van Scoter	(Principal Executive Officer)	February 28, 2025
John Van Scoter
Chief Financial Officer and Treasurer
/s/ Linda Heller	(Principal Financial and Accounting Officer)	February 28, 2025
Linda Heller

/s/ Erik Anderson	Director	February 28, 2025
Erik Anderson

/s/ Kaled Awada	Director	February 28, 2025
Kaled Awada

/s/ Rainer Feurer	Director	February 28, 2025
Rainer Feurer

/s/ Steven H. Goldberg	Director	February 28, 2025
Steven H. Goldberg

/s/ Susan Kreh	Director	February 28, 2025
Susan Kreh

/s/ Aleksandra Miziolek	Director	February 28, 2025
Aleksandra Miziolek

/s/ Lesa Roe	Director	February 28, 2025
Lesa Roe

/s/ John Stephens	Director	February 28, 2025
John Stephens

/s/ MaryAnn Wright	Director	February 28, 2025
MaryAnn Wright

Solid Power, Inc. | 2024 Form 10-K | 76