Form 10-Q
period 2025-03-31
Solid Power, Inc.
filed 2025-05-07
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

179,362,078 shares of common stock were issued and outstanding as of May 5, 2025.

SOLID POWER, INC.

FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. References in this Report to “Solid Power,” “the Company,” “we,” “us,” and “our” refer to Solid Power, Inc. (f/k/a Decarbonization Plus Acquisition Corporation III) and its consolidated subsidiaries. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report, regarding our future financial performance, strategy, expansion plans, including plans related to the expansion of our electrolyte production capabilities, market opportunity, operations, and operating results; estimated revenues or losses; projected costs; future prospects; and plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “will,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project,” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report. We caution you that the forward-looking statements contained herein are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

●	risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require and our ability to commercialize our technology in advance of competing technologies and our competitors;
●	risks relating to our status as a research and development stage company with a history of financial losses with an expectation of incurring significant expenses and continuing losses for the foreseeable future, including execution of our business plan and the timing of expected business milestones;
●	risks relating to the non-exclusive nature of our partnerships, our ability to secure new business relationships, and our ability to manage these relationships;
●	our ability to negotiate and execute commercial agreements with our partners and customers on commercially reasonable terms;

●	broad market adoption of EVs and other technologies where we are able to deploy our technology, if developed successfully;
●	our success attracting and retaining our executive officers, key employees, and other qualified personnel;
●	our ability to protect and maintain our intellectual property, including in jurisdictions outside of the United States;
●	our ability to secure government contracts and grants, changes in government priorities with respect to our government contracts and grants, and the availability of government subsidies and economic incentives;
●	delays in the construction and operation of facilities that meet our short-term research and development and long-term electrolyte production requirements;
●	changes in applicable laws or regulations;
●	risks relating to our information technology infrastructure and data security breaches;
●	risks relating to other economic, business, or competitive factors in the United States and other jurisdictions, including supply chain interruptions and changes in market conditions, and our ability to manage these risks and uncertainties; and
●	those factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as such description may be updated or amended in future filings we make with the Securities and Exchange Commission (“SEC”).

We caution you that the foregoing list does not contain all of the risks or uncertainties that could affect the Company.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in “Part I, Item 1A. Risk Factors” in the 2024 Form 10-K, as such description may be updated or amended in future filings we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

TRADEMARKS

Our logo and trademark appearing in this Report and the documents incorporated by reference herein are our property. This document and the documents incorporated by reference herein contain references to trademarks and service marks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of it by, any other companies.

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

AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. These reports and other information we file with or furnish to the SEC are available free of charge at https://www.solidpowerbattery.com/investor-relations/financials/sec-filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Solid Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and number of shares)

	March 31, 2025
	(Unaudited)	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$29,454	$25,413
Marketable securities	211,491	92,784
Contract receivables	2,220	1,393
Prepaid expenses and other current assets	6,112	5,646
Total current assets	249,277	125,236
Long-Term Assets
Property, plant and equipment, net	94,702	97,208
Right-of-use operating lease assets, net	7,290	7,490
Investments	59,695	210,400
Intangible assets, net	2,544	2,072
Other assets	1,584	1,577
Loan receivable from equity method investee	4,298	4,267
Total long-term assets	170,113	323,014
Total assets	$419,390	$448,250
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable and other accrued liabilities	6,421	8,409
Deferred revenue	—	3,150
Accrued compensation	3,142	7,578
Operating lease liabilities	866	833
Total current liabilities	10,429	19,970
Long-Term Liabilities
Warrant liabilities	2,856	8,735
Operating lease liabilities	7,810	8,023
Other liabilities	1,180	1,208
Total long-term liabilities	11,846	17,966
Total liabilities	22,275	37,936
Mezzanine Equity
Mezzanine Equity	43	34
Stockholders’ Equity
Common Stock, $0.0001 par value; 2,000,000,000 shares authorized; 182,448,276 and 180,364,028 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	18	18
Additional paid-in capital	593,144	591,394
Accumulated deficit	(196,302)	(181,171)
Accumulated other comprehensive income	212	39
Total stockholders’ equity	397,072	410,280
Total liabilities, mezzanine equity and stockholders’ equity	$419,390	$448,250

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$6,016	$5,953
Operating Expenses
Direct costs	2,696	4,290
Research and development	19,022	18,873
Selling, general and administrative	8,327	8,571
Total operating expenses	30,045	31,734
Operating Loss	(24,029)	(25,781)
Nonoperating Income and Expense
Interest income	3,599	5,117
Change in fair value of warrant liabilities	5,879	(501)
Interest expense	(8)	(42)
Other income (expense)	(522)	—
Total nonoperating income and expense	8,948	4,574
Pretax Loss	$(15,081)	$(21,207)
Income tax expense	—	—
Share of net loss of equity method investee	70	—
Net Loss Attributable to Common Stockholders	$(15,151)	$(21,207)
Other Comprehensive Income (Loss)	173	(579)
Comprehensive Loss Attributable to Common Stockholders	$(14,978)	$(21,786)
Basic and diluted loss per share	$(0.08)	$(0.12)
Weighted average shares outstanding – basic and diluted	181,404,557	180,784,020

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Income	Equity
Balance as of December 31, 2024	180,364,028	$18	$591,394	$(181,171)	$39	$410,280
Net loss	—	—	—	(15,151)	—	(15,151)
Withholding of employee taxes related to stock-based compensation	—	—	(261)	—	—	(261)
Shares of common stock issued for vested RSUs	551,828	—	—	—	—	—
Stock options exercised	1,532,420	—	181	—	—	181
Stock-based compensation expense	—	—	1,830	—	—	1,830
Remeasurement of mezzanine equity	—	—	—	20	—	20
Unrealized gain on available-for-sale securities	—	—	—	—	173	173
Balance as of March 31, 2025	182,448,276	$18	$593,144	$(196,302)	$212	$397,072

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Loss	Equity
Balance as of December 31, 2023	179,010,884	$18	$588,515	$(84,639)	$(559)	$503,335
Net loss	—	—	—	(21,207)	—	(21,207)
Withholding of employee taxes related to stock-based compensation	—	—	(169)	—	—	(169)
Shares of common stock issued for vested RSUs	161,995	—	—	—	—	—
Stock options exercised	2,360,316	—	97	—	—	97
Repurchase and retirement of shares of common stock	(3,183,638)	—	(4,963)	—	—	(4,963)
Stock-based compensation expense	—	—	2,863	—	—	2,863
Unrealized loss on available-for-sale securities	—	—	—	—	(579)	(579)
Balance as of March 31, 2024	178,349,557	$18	$586,343	$(105,846)	$(1,138)	$479,377

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(15,151)	$(21,207)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	4,541	3,909
Amortization of right-of-use assets	322	207
Loss on sales of property, plant and equipment	444	—
Share of net loss of equity method investee	70	—
Stock-based compensation expense	1,830	2,863
Change in fair value of warrant liabilities	(5,879)	501
Accretion of discounts on other long-term liabilities	16	(4)
Accretion of loan receivable from equity method investee	(31)	—
Amortization of premiums and accretion of discounts on available-for-sale securities	(1,359)	(2,428)
Loss on change in assessment of finance lease purchase options	84	—
Change in operating assets and liabilities that provided (used) cash and cash equivalents:
Contract receivables	(445)	(8,553)
Contract receivables from related parties	—	(4,152)
Prepaid expenses and other current assets and other assets	(506)	(6,983)
Accounts payable and other accrued liabilities	(2,445)	1,290
Deferred revenue	(3,150)	7,794
Deferred revenue from related parties	—	(828)
Accrued compensation	(4,436)	(1,323)
Operating lease liabilities	(196)	(151)
Net cash and cash equivalents used in operating activities	(26,291)	(29,065)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,354)	(4,054)
Purchases of available-for-sale securities	(41,825)	(61,287)
Proceeds from sales of available-for-sale securities	75,156	79,134
Purchases of intangible assets	(478)	(154)
Net cash and cash equivalents provided by investing activities	30,499	13,639
Cash Flows from Financing Activities
Proceeds from exercise of stock options	181	97
Cash paid for withholding of employee taxes related to stock-based compensation	(261)	(169)
Repurchase of shares of common stock	—	(4,914)
Payments on finance lease liabilities	(87)	(106)
Net cash and cash equivalents used in financing activities	(167)	(5,092)

Net increase (decrease) in cash and cash equivalents	4,041	(20,518)
Cash and cash equivalents at beginning of period	25,413	34,537
Cash and cash equivalents at end of period	29,454	14,019

Supplemental information
Cash paid for interest	$8	$42
Accrued capital expenditures	1,689	954
Unpaid reimbursements on capital expenditures	382	0

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

Note 2 – Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 – Significant Accounting Policies to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and are supplemented by the Notes to the Condensed Consolidated Financial Statements (Unaudited) in this Report (the “Notes”). The financial statements included in this Quarterly Report on Form 10-Q (including the Notes) should be read in conjunction with the 2024 Form 10-K.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at, and for, the periods presented. The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from those estimates. All dollar amounts presented herein are in U.S. dollars and are in thousands, except par value and share and per share amounts.

The accompanying unaudited condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company accounts for its equity ownership in Dahae Energy Co., Ltd. (“Dahae”), an entity in which the Company does not exercise control or have the obligation to absorb losses or receive benefits as a variable interest entity. The Company has determined that it does not meet the control requirements to consolidate Dahae and accounts for the investment using the equity method of accounting. The Company evaluates its relationships with Dahae on an ongoing basis, including when the Company believes a loss in value may have occurred which is other than temporary. The Company measures its equity method investment at cost minus impairment, if any, plus or minus the share of the equity method investee’s loss or gain. Activity is included in Investments in the Condensed Consolidated Balance Sheets and separately within Share of net loss of equity method investee in the Condensed Consolidated Statements of Operations and Comprehensive Loss and within Cash Flows from Investing Activities in the Condensed Consolidated Statements of Cash Flows.

Available-for-Sale Securities

The Company considers all available-for-sale securities with a maturity date of less than 12 months to be marketable securities and all with a maturity date greater than 12 months to be investments. See Note 6 – Fair Value Measurement for more information.

Revenue

The Company assesses all collaborative arrangements to determine whether the agreement should be recorded in accordance with Accounting Standards Codification (“ASC”) 808 – Collaborative Arrangements. Collaborative arrangements involve two or more parties who are active participants and meet the following components: both parties are exposed to significant risks and rewards, and both parties are dependent on the commercial success of the efforts under the contract. Revenue recognition is recorded by analogy to ASC 606 – Revenue from Contracts with Customers. The Company’s agreements with SK On Co., Ltd. (“SK On” and such agreements, the “SK On Agreements”) meet the criteria of collaborative arrangements. Amounts received for these products and services are classified as Revenue from collaborative arrangements in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Prior to January 1, 2025, the Company recognized revenue from the Company’s collaborative arrangement, including the SK On Agreements, over time using the input measurement method utilizing labor hours in relation to total labor hours anticipated to satisfy the performance obligation. Effective January 1, 2025, the Company changed its basis of input to utilize the cost-to cost method to satisfy the performance obligation. The Company made this adjustment because it believes using the cost-to-cost method provides more accurate outputs. This adjustment is treated as a change in estimate beginning on January 1, 2025, and prior period amounts will not be adjusted. The Company expenses contract fulfillment costs as incurred.

The Company recognizes government revenue from cost contracts on the basis of costs incurred during the period and for cost plus fixed-fee contracts on the basis of costs incurred during the period plus the fee earned. Contract costs include all direct labor, subcontract, material, and indirect costs related to the contract performance that are allowable under contract provisions.

On January 21, 2025, Solid Power Operating, Inc. entered into an assistance agreement with the U.S. Department of Energy (“DOE”) with an effective date of January 1, 2025 (the “Assistance Agreement”). The Assistance Agreements provides that DOE will provide the Company with funding of up to $50,000 for the Company’s installation of equipment necessary for the continuous production of sulfide-based electrolyte material pilot line. The Company records revenue from the Assistance Agreement in accordance with ASC 958-605 when conditions have been substantially met. This revenue is presented within Revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

For electrolyte sales, the Company recognizes revenue when the control of the goods is transferred to the customer and for the amount of consideration the Company expects to receive.

Reclassification of Prior Year Presentation

Certain prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements. Beginning in January 2025, reclassifications have been made to prior year amounts within the Condensed Consolidated Balance Sheets in which balances have been moved from Right-of-use financing lease assets to Other Assets; Finance lease liabilities, short-term to Accounts payable; and other accrued liabilities, and Finance lease liabilities, long-term to Other liabilities. These changes had no effect on the reported results of operations.

Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented as a single entity for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM manages the business on a consolidated basis and uses consolidated Net Loss Attributable to Common Stockholders as reported in the Condensed Consolidated Statements of Operations and Comprehensive Loss as the profit or loss measure in assessing performance and deciding how to allocate resources. The CODM is regularly provided with only the consolidated expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the impact.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to the financial statements. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. ASU 2024-03 can be applied either prospectively to financial statements or retrospectively to any prior periods presented in the financial statements. The Company is evaluating the impact of this guidance on its disclosure.

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment are summarized as follows:

	March 31, 2025	December 31, 2024
Production equipment	$43,316	$41,750
Laboratory equipment	12,840	12,611
Leasehold improvements	73,258	73,114
Furniture and computer equipment	4,478	4,298
Construction in progress	5,052	5,141
Total cost	138,944	136,914
Accumulated depreciation	(44,242)	(39,706)
Net property and equipment	$94,702	$97,208

Depreciation expenses for dedicated laboratory equipment and production equipment are charged to research and development. Office equipment, leasehold improvements, software, and computer equipment related depreciation expenses are allocated between research and development and selling, general and administrative expenses based on the nature of its use.

Depreciation expense related to property, plant, and equipment are summarized as follows:

	Three Months Ended March 31,
	2025	2024
Depreciation expense	$4,536	$3,905

The Company’s capital improvements for the three months ending March 31, 2025 include designing a continuous electrolyte production pilot line, building a cell safety abuse lab to expand internal cell testing capabilities, and enhancing the capabilities of the electrolyte innovation center (the “EIC”). Construction in progress related to property, plant, and equipment is summarized as follows:

Construction in progress	March 31, 2025	December 31, 2024
Continuous electrolyte pilot manufacturing line	$2,303	$1,194
Cell safety abuse lab	1,002	835
EIC	289	1,292
Other capital projects	1,458	1,820
Total	$5,052	$5,141

Note 4 – Intangible Assets

Intangible assets are summarized as follows:

	March 31, 2025		December 31, 2024
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(72)	$149	$(69)
Patents	218	(14)	135	(12)
Patents pending	2,221		1,831	—
Trademarks	13		13	—
Trademarks pending	29		25	—
Total amortizable intangible assets	$2,630	$(86)	$2,153	$(81)

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended March 31,
	2025	2024
Amortization expense	$5	$4

Useful lives of intangible assets range from three to 20 years. Amortization expenses are expensed within research and development expense within Operating Expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Note 5 – Revenue

The Company receives revenue from both government and non-government entities. Non-government revenue includes both revenue from collaborative arrangements and electrolyte sales. The table below sets forth revenue by type for the three months ended March 31, 2025 and 2024.

Types of Revenue	March 31, 2025	March 31, 2024
Government	$1,554	$617
Non-government	4,462	5,336
Total	$6,016	$5,953

Note 6 – Fair Value Measurements

The carrying amount of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities. The difference between the amortized cost and fair value of available-for-sale securities as of March 31, 2025 and December 31, 2024 was not material.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table summarizes the asset type, balance sheet classification, maturity, and value of the Company’s marketable securities and investments in the Condensed Consolidated Balance Sheets.

Assets	Balance Sheet Classification	Maturity	March 31, 2025	December 31, 2024
Commercial Paper	Marketable securities	Due in 1 year or less	$42,248	$47,046
Corporate Bonds	Marketable securities	Due in 1 year or less	131,801	28,614
Government Bonds	Marketable securities	Due in 1 year or less	21,169	-
U.S. Treasuries	Marketable securities	Due in 1 year or less	16,273	17,124
	Total Marketable securities		$211,491	$92,784

Corporate Bonds	Investments	Due in 1 year to 5 years	$43,618	$173,369
Government Bonds	Investments	Due in 1 year to 5 years	15,025	35,904
Equity Method Investment	Investments		1,052	1,127
	Total Investments		$59,695	$210,400

See Note 2 – Significant Accounting Policies to the Company’s financial statements included in the 2024 Form 10-K, as supplemented by the Notes, for information regarding Levels 1 through Level 3 inputs.

As of March 31, 2025 and December 31, 2024, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

		March 31, 2025
		Level 1	Level 2	Level 3	Total
Assets	Balance Sheet Classification
Commercial Paper	Marketable securities	$42,248	$—	$—	$42,248
Corporate Bonds	Marketable securities	$131,801	$—	$—	$131,801
Government Bonds	Marketable securities	$21,169	$—	$—	$21,169
U.S. Treasuries	Marketable securities	$16,273	$—	$—	$16,273
Corporate Bonds	Investments	$43,618	$—	$—	$43,618
Government Bonds	Investments	$15,025	$—	$—	$15,025
Bifurcated embedded derivative	Loan receivable from equity method investee	$—	$—	$584	$584

Liabilities
Public Warrants	Warrant liabilities	$2,241	$—	$—	$2,241
Private Placement Warrants	Warrant liabilities	$—	$615	$—	$615

		December 31, 2024
		Level 1	Level 2	Level 3	Total
Assets	Balance Sheet Classification
Commercial Paper	Marketable securities	$47,046	$—	$—	$47,046
Corporate Bonds	Marketable securities	$28,614	$—	$—	$28,614
U.S. Treasuries	Marketable securities	$17,124	$—	$—	$17,124
Corporate Bonds	Investments	$173,369	$—	$—	$173,369
Government Bonds	Investments	$35,904	$—	$—	$35,904
Bifurcated embedded derivative	Loan receivable from equity method investee	$—	$—	$584	$584

Liabilities
Public Warrants	Warrant liabilities	$5,537	$—	$—	$5,537
Private Placement Warrants	Warrant liabilities	$—	$3,198	$—	$3,198

The change in fair value of the Company’s marketable securities and investments are included in Other Comprehensive Income (Loss) in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no transfers in and out of Level 3 fair value hierarchy during the three months ended March 31, 2025 or year ended December 31, 2024. During the three months ended March 31, 2025 and 2024, the Company purchased $41,825 and $61,287 of available-for-sale securities, respectively.

Fair Value of Bifurcated Embedded Derivative

The fair value of the bifurcated embedded derivative (the “Derivative”) has been estimated using the with-and-without method as of March 31, 2025 using Level 3 unobservable inputs and Level 2 directly or indirectly observable inputs, including estimated credit rating, risk-free interest rates, and expected future cash flows. Material increases or decreases in any of those inputs may result in a significantly higher or lower fair value measurement. Material increases or decreases in expected future cash flows may result in a significantly higher or lower estimated fair value of the Derivative. See Note 12 – Related Party Transactions for more information.

Fair Value of Warrants

The fair value of the private placement warrants issued as part of the Company’s business combination in 2021 (the “Private Placement Warrants”) have been estimated using a Black-Scholes model as of March 31, 2025 and December 31, 2024. The estimated fair value of the Private Placement Warrants is determined using Level 2 directly or indirectly observable inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s publicly-traded warrants (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”) and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Warrants. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 input.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates.

	March 31, 2025	December 31, 2024
Exercise price	$11.50	$11.50
Stock price	$1.05	$1.89
Volatility	113.6%	124.8%
Term (in years)	1.69	1.94
Risk-free rate	3.86%	4.16%

The following table provides a rollforward (per Warrant) of the Public Warrants measured at fair value using Level 1 inputs and Private Placement Warrants measured at fair value using Level 2 inputs.

	Public Warrants	Private Placement Warrants
	Level 1 Fair Value	Level 2 Fair Value
December 31, 2024	$0.42	$0.52
Change in fair value	$(0.25)	$(0.42)
March 31, 2025	$0.17	$0.10

See Note 7 – Warrant Liabilities for more information.

Note 7 – Warrant Liabilities

The table below provides a summary of the outstanding Public and Private Placement Warrants.

	March 31, 2025	December 31, 2024
Public Warrants	13,182,501	13,182,501
Private Placement Warrants	6,150,802	6,150,802

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

None of the Private Placement Warrants are redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. The table below provides the fair value of warrant liabilities at:

	March 31, 2025	December 31, 2024
Fair value of warrant liabilities	$2,856	$8,735

The table below provides the gain (loss) recognized in connection with changes in fair value of warrant liabilities at:

	Three Months Ended March 31,
	2025	2024
Gain (Loss) recognized associated with warrant liabilities	$5,879	$(501)

There have been no changes to the terms of the Public or Private Placement Warrants disclosed in the 2024 Form 10-K.

Note 8 – Stockholders’ Equity

Common Stock

Stock options exercised for common stock, shares of common stock issued upon vesting of restricted stock units (“RSUs”), and shares of common stock repurchased under the stock repurchase program for the three months ended March 31, 2025 and 2024 are summarized in the table below.

	Three Months Ended March 31,
	2025	2024
Stock options exercised	1,532,420	2,360,316
Shares of common stock issued for vested RSUs	551,828	161,995
Shares of common stock repurchased	—	(3,183,638)

The table below presents the cash received or paid associated with common stock related activities for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Cash received from stock options exercised	$181	$97
Cash paid for shares of common stock repurchased	—	(4,914)

Stock Repurchase Program

On January 23, 2024, the Company announced that its Board of Directors approved a stock repurchase program (“Program”) authorizing the Company to purchase up to $50,000 of the Company’s outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock from time to time until the repurchase program expires on December 31, 2025. As of March 31, 2025, the approximate dollar value of shares that may yet be purchased under the Program is $40,927.

The Company did not repurchase any shares in the three months ended March 31, 2025. The table below presents the number of shares repurchased and retired, the aggregate cost, and the average purchase price per share for the three months ended March 31, 2024:

Three Months Ended March 31,
2024
Repurchased and retired shares of common stock	3,183,638
Aggregate cost	$4,963
Average price paid per share	$1.52

Note 9 – Stock-Based Compensation

There have been no changes to the Solid Power, Inc. 2014 Equity Incentive Plan (the “2014 Plan”), the Solid Power, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), the Solid Power, Inc. 2021 Employee Stock Purchase Plan (“ESPP”), the Company’s accounting for stock-based compensation under those plans, or the restricted stock grants to two Dahae executives, as disclosed in the 2024 Form 10-K.

The fair value of stock options and RSU under the 2021 Plan is recognized as compensation expense over the vesting period of the award. The Company accounts for forfeitures as they occur.

For the three months ended March 31, 2025 and 2024, the Company recognized compensation costs totaling:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation costs related to RSUs	$1,053	$1,212
Stock-based compensation costs related to stock options	724	1,614
Stock-based compensation costs related to the ESPP	53	37
Total stock-based compensation costs	$1,830	$2,863

Unrecognized future compensation costs as of March 31, 2025 and 2024 were $16,004 and $20,837, respectively.

The following table summarizes the Company’s award activity for RSUs and stock options for the three months ended March 31, 2025:

	RSUs	Stock Options
Balance at December 31, 2024	8,200,553	20,605,693
Granted	882,741	—
Vested or Exercised	(744,956)	(1,532,420)
Forfeited	(901,711)	(1,788,613)
Balance at March 31, 2025	7,436,627	17,284,660

Stock Options

For the three months ended March 31, 2025, no stock options were granted. The fair value of each stock option grant during the three months ended March 31, 2024 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

Three Months Ended March 31,
2024
Approximate risk‑free rate	4.21%
Volatility	48.35%
Average expected life (in years)	6
Dividend yield	—%
Weighted‑average grant date fair value	$1.56
Estimated fair value of total stock options granted	$3,675

Restricted Stock Grants to Dahae Executives

On October 21, 2024, the Company issued 238,806 shares of restricted stock to two executive employees of Dahae pursuant to the provisions of Regulation S under the Securities Act of 1933, as amended. This issuance was not under any existing plan. The restricted stock vests over a four-year period, subject to forfeiture upon the applicable stockholder ceasing to provide services to Dahae or upon Dahae’s default on the financing instruments entered into between the Company and Dahae on October 21, 2024. During the three months ended March 31, 2025, 59,702 shares vested. Stock-based compensation expense is recognized within Share of net loss of equity method investee in the Condensed Consolidated Statements of Operations and Comprehensive Loss. No additional shares of restricted stock are authorized for issuance to Dahae executives.

Note 10 – Basic and Diluted Loss Per Share

The table below sets forth the basic and diluted loss per share calculation for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Net loss attributable to common stockholders	$(15,151)	$(21,207)
Weighted average shares outstanding – basic and diluted	181,404,557	180,784,020
Basic and diluted loss per share	$(0.08)	$(0.12)

Due to the net loss for the three months ended March 31, 2025 and 2024, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. The table below sets forth (in shares) potentially dilutive securities excluded from the diluted loss per share calculation.

	March 31,
	2025	2024
Warrants	19,333,303	19,333,303
2014 Plan & 2021 Plan - Stock Options	18,644,931	22,140,322
2021 Plan - RSUs	7,759,186	5,031,773
ESPP - Common Stock	188,824	184,970
Restricted stock grants to Dahae executives	56,778	—
Total potentially dilutive securities	45,983,022	46,690,368

Note 11 – Leases

The Company leases its facilities and certain equipment. Fixed rent for the Company’s facilities escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance, and common area maintenance.

The Company’s facility in Louisville, Colorado is under a noncancelable operating lease with a maturity date in December 2029. In 2022, the Company amended this operating lease to incorporate a prior subleased space into the base lease and extend the term of the lease. In 2024, the Company amended this operating lease to incorporate additional space and further extend the term of the lease. The Company has the right to renew this operating lease for an additional five-year period.

On September 1, 2021, the Company entered into an industrial operating lease agreement for its facility in Thornton, Colorado, with the initial term through March 31, 2029. Under this operating lease, the Company has one option to renew for five years, which has been included in the calculation of lease liabilities and right-of-use assets as the exercise of the option is reasonably certain. As the renewal rent has not been negotiated, the Company used an estimated rent rate which approximated the fair market rent at adoption of ASC 842 on January 1, 2022 for the extension period.

The Company has certain equipment leases classified as finance leases as of March 31, 2025. In the Condensed Consolidated Balance Sheets, the Company records its right-of-use finance lease assets, net within Other assets, records its short-term finance lease liabilities within Accounts payable and other accrued liabilities, and records its long-term finance lease liabilities within Other liabilities.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

	Three Months Ended March 31,
	2025	2024
Finance lease costs:
Amortization of right-of-use assets	$106	$58
Interest on lease liabilities	8	14
Operating lease costs	350	290
Total lease expense	$464	$362

The components of cash flow information related to leases are as follows:

	Three Months Ended March 31,
	2025	2024
Operating outgoing cash flows – finance leases	$8	$14
Financing outgoing cash flows – finance leases	88	92
Operating outgoing cash flows – operating leases	331	292
Right-of-use assets obtained in exchange for new, modified, and remeasured finance lease liabilities:	(1)	—
Right-of-use assets obtained in exchange for new, modified, and remeasured operating lease liabilities:	15	—

The supplemental balance sheet information related to leases are as follows:

March 31, 2025
Finance lease
Weighted-average remaining lease term – finance leases (in years)	2.1
Weighted-average discount rate – finance leases	6.9%
Operating lease
Weighted-average remaining lease term – operating leases (in years)	7.8
Weighted-average discount rate – operating leases	6.3%

As of March 31, 2025, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2025 (remaining nine months)	214	1,020
2026	179	1,403
2027	85	1,448
2028	16	1,494
2029	—	1,548
2030	—	903
Thereafter	—	3,129
Total	494	10,945
Less present value discount	(32)	(2,269)
Total lease liabilities	$462	$8,676

Note 12 – Related Party Transactions

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

BMW will pay the Company $20,000 between December 2022 and June 2025, subject to the Company achieving certain milestones. During the three months ended March 31, 2025 and 2024, the Company recognized $0 and $4,980 of revenue related to its JDA, respectively. In addition, the Company has recognized $132 and $0 of revenue for the three months ended March 31, 2025 and 2024, respectively, from the sale of cell materials to BMW.

Dahae Energy Co., Ltd.

During 2024, the Company entered into a series of transactions with Dahae, a strategic partner in the Republic of Korea. Dahae provides process engineering support for the Company’s pilot cell lines and is serving as the installer for installation of a pilot cell manufacturing line at SK On’s facility. The transactions included, among other things, a bond (the “Bond”) with detachable warrants (the “Detachable Warrants”) and the Derivative, restricted stock grants to two Dahae executives, and a term loan facility. During the three months ended March 31, 2025, the Company incurred $1,401 of cost related to services provided by Dahae.

The Company acquired a 20% equity interest in Dahae for $656 (including $256 of transaction costs) and recorded the investment using the equity method of accounting.

As of March 31, 2025 and December 31, 2024, the Bond had an unamortized discount of $1,896 and $1,927, respectively.

The Company recorded the Detachable Warrants within Investments in the Condensed Consolidated Balance Sheets at a fair value upon acquisition of $607. The Detachable Warrants are fully detachable from the Bond and can be exercised for shares of Dahae’s common stock. If the Company were to exercise the Detachable Warrants in full, the Company would own 40% of the then outstanding shares of common stock of Dahae. As of March 31, 2025 and December 31, 2024, there were no impairments or downward or upward adjustments to Detachable Warrants since acquisition.

The Company granted 298,508 shares of restricted stock grants to two Dahae executives. The restricted stock grants are subject to redemption at fair value once all shares are fully vested and any financing provided by the Company to Dahae has been repaid. As the restricted stock grants are contingently redeemable at fair value, the restricted stock grants are recorded within Mezzanine Equity in the Condensed Consolidated Balance Sheets. To adjust these grants to redemption amounts at each reporting period, the Company remeasures the grants to their redemption value based on the price of the Company’s common stock, with a corresponding entry to the Company’s retained earnings. The remeasurement for the three months ended March 31, 2025 and year ended December 31, 2024 was $20 and $12, respectively.

The Company entered into a term loan facility with Dahae. Dahae drew upon the facility on November 3, 2024, with a principal balance of $1,161 issued at par, explicit interest rate of 3%, and maturity date of October 21, 2034. The loan is recorded within Loan receivable from equity method investee in the Condensed Consolidated Balance Sheets.

All financing agreements between the Company and Dahae are collateralized by Dahae’s assets and a minority equity interest in Dahae. The Company has committed to provide up to $2,000 of additional financing to Dahae under the term loan facility.

The table below presents the summarized transactions recorded in the Condensed Consolidated Balance Sheets related to the Company’s equity method investment for the periods presented.

	March 31, 2025	December 31, 2024
Bond	$3,137	$3,105
Loan	1,162	1,161
Warrants	607	607
Equity method investment (a)	446	520
Mezzanine equity	43	34

(a)	The change in equity method investment from December 31, 2024 to March 31, 2025 reflects Dahae’s loss of $42 during the three months ended March 31, 2025 and a currency translation adjustment of $32 related to the conversion from South Korean Won to U.S. dollar.

The table below presents the summarized transactions recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss related to the Company’s equity method investment for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
	2025	2024
Interest income	$73	$—
Share of net loss of equity method investee	70	—
Other comprehensive income	33	—

Note 13 – Income Taxes

The Company’s effective tax rate was 0.0% and 0.0% for the three months ended March 31, 2025 and 2024, respectively. The Company was in a full valuation allowance for the three months ended March 31, 2025 and the year ended December 31, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs, and expected performance. For additional discussion, see “Cautionary Note Regarding Forward-Looking Statements” above. The forward-looking statements are dependent upon events, risks, and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Report and under “Part I, Item 1A. Risk Factors” of the 2024 Form 10-K, as such descriptions may be updated or amended in future filings we make with the SEC. Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Report and the 2024 Form 10-K. We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments, or otherwise, except to the extent that such disclosure is required by applicable law.

Overview

Solid Power is a U.S.-based leader in solid-state battery technology and manufacturing processes. Our core technology is a sulfide-based solid electrolyte material, which replaces the liquid or gel electrolyte used in traditional lithium-ion battery cells. We believe our electrolyte technology has the potential to enable a step-change improvement in battery cell performance beyond what is currently achievable in conventional lithium-ion battery cells, including improved energy density, battery life, and safety performance. We are currently targeting the battery electric vehicle market due to the size and perceived demand for next generation battery technology but believe our technologies can have a broader application as they mature.

2025 Development Objectives

We made progress on our 2025 development objectives as the solid-state battery landscape continues to evolve. Below is a summary of our progress towards our goals.

●	Drive electrolyte innovation and performance through feedback from cell development and customers – We continued to receive productive customer feedback on electrolyte sampling, which we are using to drive process engineering that we expect will lead to improved performance. We also continued to use our Electrolyte Innovation Center (the “EIC”) to design, improve, and test electrolyte manufacturing processes.
●	Continue executing on our electrolyte development roadmap – We made progress toward installation of a pilot line designed to manufacture electrolyte on a continuous process. We conducted detailed design of equipment for the planned installation and finished ordering long-lead time equipment. We expect to begin facility engineering in the second quarter and remain on track for commissioning of the line in 2026.
●	Ramp electrolyte sampling and identify long-term customers – We saw additional demand for multiple generations of electrolyte from both existing and potential new customers. We intend to continue focusing on customer growth in the upcoming months.
●	Execute on the SK On Agreements – We have neared completion on the factory acceptance testing milestone in our line installation agreement with SK On Co., Ltd. (“SK On”) and remain on track for completion of site acceptance testing at SK On’s facility later this year.
●	Remain fiscally disciplined – We have remained fiscally disciplined, balancing financial discipline with appropriate investments in technology developments and process improvements. See “—Results of Operations” for more information.

Key Factors Affecting Operating Results

We are a research and development-stage company and have not generated cash flows through the sale of our electrolyte or licensing of our cell designs to adequately cover our costs. Our ability to commercialize our products depends on several factors that present significant opportunities but also pose material risks and challenges, including those discussed in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections of this Report, which are incorporated by reference.

Prior to reaching commercialization, we must improve our products to ensure they meet the performance requirements of our customers. We also will have to negotiate commercial agreements with our customers on terms and conditions that are mutually acceptable. To satisfy anticipated demand, we will need to scale production of our electrolyte. All of these will take time, require capital, and affect our operating results. Since many factors are difficult to quantify, our actual operating results may be different than currently anticipated.

Revenue generated to date has primarily come from performance on research and development licensing agreements, line installation agreement, and government contracts. We will need to continue to deploy substantial capital to expand our production capabilities and engage in research and development programs. We also expect to continue to incur administrative expenses as a publicly traded company.

In addition to meeting our development goals, commercialization and future growth and demand for our products are highly dependent upon consumers adopting EVs. The market for new energy vehicles is still rapidly evolving due to emerging technologies, competitive pricing, government regulation and industry standards, and changing consumer demands and behaviors.

Basis of Presentation

We currently conduct our business through one operating segment and one reportable segment. As a research and development company with no commercial operations, our activities to date have been limited and were conducted primarily in the United States and the Republic of Korea. Our historical results are reported under U.S. generally accepted accounting principles and in U.S. dollars.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

During the three months ended March 31, 2025, our capital and operational investments supported our key 2025 development objectives.

Revenue

We recognized revenue of $6.0 million during the three months ended March 31, 2025, compared to $5.9 million during the three months ended March 31, 2024. Revenue recognized in the current year was driven by both our collaborative revenue and government contracts revenue.

We recognized $4.5 million of collaborative revenue for the three months ended March 31, 2025. The majority of our collaborative revenue consisted of revenue driven by our performance on our research and development technology license agreement, line installation agreement, and electrolyte supply agreement with SK On (collectively, the “SK On Agreements”). During the three months ended March 31, 2025, we neared completion of factory acceptance testing under the line installation agreement, which we completed in April 2025. We intend to continue executing on the SK On Agreements and anticipate recognizing additional revenue from the SK On Agreements through the remainder of the year.

We recognized $1.5 million of government revenue for the three months ended March 31, 2025. The majority of our government revenue consisted of revenue from our assistance agreement (the “Assistance Agreement”) with the U.S. Department of Energy (“DOE”). The Assistance Agreement provides that the DOE will provide us with funding of up to $50 million for our installation of equipment necessary for the continuous production of sulfide-based solid electrolyte material. During the three months ended March 31, 2025, we conducted detailed design of equipment and finished ordering long-lead time equipment for the installation of a continuous electrolyte production pilot line. Revenue is recognized on the non-capital costs of the project. As we continue to execute on the construction of the project milestones, we expect to recognize additional grant revenue.

Operating Expenses

Operating expenses were $30.0 million for the three months ended March 31, 2025, a decrease of $1.7 million, or 5%, compared to operating expenses of $31.7 million for the same period in 2024. This decrease was primarily attributable to a decrease in direct expenses, which were $2.7 million in the period ending March 31, 2025 compared to $4.3 million in the period ending March 31, 2024, a decrease of $1.6 million. This decrease in direct expenses was due to the use of internal labor and facility costs to execute on milestones under our collaborative arrangements in the three months ended March 31, 2024 compared to outsourcing to our strategic partner in Korea, Dahae Energy Co., Ltd. (“Dahae”), for the three months ended March 31, 2025. We expect our direct costs to increase in relation to our revenue as we begin site acceptance testing of the line at SK On’s facility later this year.

Research and development-related operating expenses largely consisted of employee compensation and employee benefit costs incurred to maintain our skilled workforce, including engineers, scientists, operators, chemists, and technicians. Total research and development costs remained consistent with a $0.1 million increase in the three months ended March 31, 2025 compared to the same period in 2024. Factors contributing to the change in research and development costs included both an increase from depreciation expense and a decrease due to stock-based compensation. The increase in depreciation expense was a result of EIC being place into service in 2024. This accounted for an increase in depreciation expense of $0.5 million for the period ending March 31, 2025 compared to the same period in 2024. We expect depreciation expense to continue to increase as we place the remainder of the EIC and other construction in progress into service within the year. This increase in depreciation expense was partially offset by a decrease in stock-based compensation expense as a result of forfeiture of unvested stock options.

Selling, general and administrative expenses largely consisted of employee compensation and personnel related costs for our administrative functions as well as costs driven by insurance and regulatory requirements. Selling, general and administrative expenses decreased $0.2 million in the three months ended March 31, 2025 compared to the same period in 2024. This was primarily due to the strategic decision to reduce outside contractor and external consultant support in an effort to reduce costs.

Overall, we expect operating expenses for the remainder of the year to slightly increase on a quarterly basis compared to the expenses incurred in the current quarter as we continue to execute on our objectives.

Nonoperating Income and Expense

Nonoperating income and expense was $8.9 million for the three months ended March 31, 2025, an increase of $4.3 million compared to nonoperating income and expense of $4.6 million for same period in 2024. This increase was primarily driven by the change in the fair value of our warrant liabilities. The change in fair value drove a gain recognition of $5.9 million in the three months ended March 31, 2025, partially offset by a decrease in interest earned from our available-for-sale securities. For the three months ended March 31, 2025, we earned $3.6 million of interest income compared to $5.1 million of interest income for the same period in 2024 due to the lower amounts invested.

Liquidity and Capital Resources

Sources of Liquidity

The sale of equity has historically been our primary source of cash, with a smaller portion of cash coming from achievement of performance milestones under agreements with our partners, government contracts, and interest earned on available-for-sale securities.

As of March 31, 2025 and December 31, 2024, we had total liquidity, as set forth below:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$29,454	$25,413
Available-for-sale securities	270,134	302,057
Total liquidity	$299,588	$327,470

As of March 31, 2025 total liquidity, which includes all cash and cash equivalents as well as our available-for-sale securities,

was $299.6 million, a decrease of $27.9 million compared to December 31, 2024. Additionally, we had contract receivables of $2.2 million and total current liabilities of $10.4 million.

Short-Term Liquidity Requirements

Our short-term liquidity requirements include operating and capital expenses needed to further our research and development programs and to install our continuous electrolyte production pilot line. We anticipate that our most significant capital expenditures for the remainder of the year will relate to facility engineering and construction of our continuous electrolyte production pilot line as well as improvements to our cell development capabilities.

Long-Term Liquidity Requirements

We believe that our cash on hand is sufficient to meet our operating cash needs and working capital and capital expenditure requirements for a period of at least the next 12 months. We also believe that we have adequate cash on hand for our stock repurchase program should we choose to execute additional share repurchases prior to the program’s expiration on December 31, 2025.

Longer term, we may require additional liquidity prior to being able to generate adequate cash flows from electrolyte sales and/or licensing activities. We also may require funding if there are material changes to our business conditions or other developments, including changes to our operating plan; development progress or delays; negotiations with OEMs, cell manufacturers, or other customers; market adoption of EVs; supply chain challenges; competitive pressures; government regulations, including tariffs; and inflation. To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek equity or debt financing. We also may opportunistically seek to enhance our liquidity through equity or debt financing, if such financing becomes available to us on terms that we consider favorable. If financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, which may adversely affect our development, business, operating results, financial condition and prospects.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash and cash equivalents used in operating activities	$(26,291)	$(29,065)
Net cash and cash equivalents provided by investing activities	$30,499	$13,639
Net cash and cash equivalents used in financing activities	$(167)	$(5,092)

Cash used in operating activities:

Cash used in operating activities decreased $2.8 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily driven by lower payments to Dahae, a strategic partner serving as installer of the SK On line, partially offset by an annualized increase in employee compensation costs. Payments to Dahae were $5.8 million in the three months ended March 31, 2024 compared to $1.1 million in the three months ended March 31, 2025. The largest use of operating cash in the three months ended March 31, 2025 was employee compensation, including the payout of annual performance-based incentive compensation, which together were $14.2 million. The remaining cash used in operating activities for the three months ended March 31, 2025 were costs to operate our facilities, purchases of materials and supplies, and hazardous waste removal. Additionally, we received $3.0 million of cash from our partners in the three months ended March 31, 2025, compared to $2.7 million of cash received from our partners in the three months ended March 31, 2024. We anticipate cash used in operations to slightly increase on a quarterly basis for the remainder of the year, but expect additional cash receipts from partners which will partially offset that increase.

Cash provided by investing activities:

Cash provided by investing activities increased $16.9 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to increased proceeds from purchases and sales of available-for-sale securities, which provided $33.3 million of proceeds in the three months ended March 31, 2025 compared to $17.9 million of proceeds in the three months ended in March 31, 2024. This increase was due to the timing of the individual security maturity date and the sale of more securities in the three months ended March 31, 2025 compared to the same period in 2024.

Cash spent on capital expenditures was $2.4 million in the three months ended March 31, 2025, compared to $4.0 million in the three months ended March 31, 2024. Capital expenditures were primarily for the construction of our continuous electrolyte production pilot line which was partially offset by cash received from the DOE under the Assistance Agreement. We anticipate cash used in investing for capital expenditures to increase as we continue to make progress toward installation of the continuous electrolyte production pilot line.

Cash used in financing activities:

Cash used in financing activities decreased $4.9 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily related to the repurchase of $4.9 million of our common stock under our stock repurchase program in the three months ended March 31, 2024 and no repurchases in the three months ended March 31, 2025. Cash used in financing activities for the three months ended March 31, 2025 was predominantly cash paid for withholding of employee taxes related to stock-based compensation and payments on finance lease liabilities, partially offset by proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Estimates

Except as set forth below, there have been no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2025 as compared to those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the 2024 Form 10-K.

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

Prior to January 1, 2025, our collaborative arrangements were recognized using the input measurement method utilizing labor hours in relation to total labor hours anticipated to satisfy the performance obligation. As of January 1, 2025, our collaborative arrangements recognize revenue over time using the input measurement method utilizing the cost-to-cost method to satisfy the combined performance obligation.

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

Recent Accounting Pronouncements

See Note 2 of our unaudited financial statements included in this Report as well as Note 2 of our audited financial statements included in the 2024 Form 10-K for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been, and may become, involved in litigation or other legal proceedings. See Note 14 of our unaudited financial statements included in this Report for more information. Regardless of outcome, litigation, including indemnity claims, can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Our business, prospects, reputation, results of operations, and financial condition, as well as the price of our common stock and warrants, can be affected by a number of factors, whether currently known or unknown, including those described in “Part I, Item 1A. Risk Factors” of the 2024 Form 10-K. When any one or more of these risks materialize from time to time, our business, reputation, results of operations, and financial condition, as well as the price of our common stock and warrants, can be materially and adversely affected. There have been no material changes to our risk factors since the 2024 Form 10-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit/Annex	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40284	3.1	December 13, 2021
3.2	Amended and Restated Bylaws	8-K	001-40284	3.1	November 21, 2022
10.1	Assistance Agreement, dated January 1, 2025, between Solid Power Operating, Inc. and the U.S. Department of Energy	8-K	001-40284	10.1	January 24, 2025
10.2#	Consulting Agreement, dated January 13, 2025, between Solid Power Operating, Inc. and Derek Johnson	8-K	001-40284	10.1	January 13, 2025
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its Inline XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Indicates a management or compensatory plan.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2025	Solid Power, Inc.

By:	/s/ John Van Scoter
Name:	John Van Scoter
Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Linda Heller
Name:	Linda Heller
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)