Form 10-Q
period 2025-06-30
Solid Power, Inc.
filed 2025-08-07
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

181,284,380 shares of common stock were issued and outstanding as of August 5, 2025.

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

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

●	risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require and our ability to commercialize our technology in advance of competing technologies and our competitors;
●	risks relating to our status as a research and development stage company with a history of financial losses with an expectation of incurring significant expenses and continuing losses for the foreseeable future, including execution of our business plan and the timing of expected business milestones;
●	risks relating to the non-exclusive nature of our partnerships, our ability to secure new business relationships, and our ability to manage these relationships;
●	our ability to negotiate and execute commercial agreements with our partners and customers on commercially reasonable terms;

●	broad market adoption of EVs and other technologies where we are able to deploy our technology, if developed successfully;
●	our success attracting and retaining our executive officers, key employees, and other qualified personnel;
●	our ability to protect and maintain our intellectual property, including in jurisdictions outside of the United States;
●	our ability to secure government contracts and grants, changes in government priorities with respect to our government contracts and grants, and the availability of government subsidies and economic incentives;
●	delays in the construction and operation of facilities that meet our short-term research and development and long-term electrolyte production requirements;
●	changes in applicable laws or regulations;
●	risks relating to our information technology infrastructure and data security breaches;
●	risks relating to other economic, business, or competitive factors in the United States and other jurisdictions, including supply chain interruptions and changes in market conditions, and our ability to manage these risks and uncertainties; and
●	those factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and in “Part II, Item 1A. Risk Factors” in this Report, as such descriptions may be updated or amended in future filings we make with the Securities and Exchange Commission (“SEC”).

We caution you that the foregoing list does not contain all of the risks or uncertainties that could affect the Company.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in “Part I, Item 1A. Risk Factors” in the 2024 Form 10-K and in “Part II, Item 1A. Risk Factors” in this Report, as such descriptions may be updated or amended in future filings we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Solid Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and number of shares)

	June 30, 2025
	(Unaudited)	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$26,248	$25,413
Marketable securities	204,685	92,784
Contract receivables	4,626	1,393
Prepaid expenses and other current assets	4,113	5,646
Total current assets	239,672	125,236
Long-Term Assets
Property, plant and equipment, net	92,042	97,208
Right-of-use operating lease assets, net	7,175	7,490
Investments	50,710	210,400
Intangible assets, net	2,710	2,072
Other assets	1,355	1,577
Loan receivable from equity method investee	4,331	4,267
Total long-term assets	158,323	323,014
Total assets	$397,995	$448,250
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable and other accrued liabilities	6,123	8,409
Deferred revenue	361	3,150
Accrued compensation	5,103	7,578
Operating lease liabilities	812	833
Total current liabilities	12,399	19,970
Long-Term Liabilities
Warrant liabilities	6,072	8,735
Operating lease liabilities	7,606	8,023
Other liabilities	1,147	1,208
Total long-term liabilities	14,825	17,966
Total liabilities	27,224	37,936
Mezzanine Equity
Mezzanine Equity	140	34
Stockholders’ Equity
Common Stock, $0.0001 par value; 2,000,000,000 shares authorized; 180,714,274 and 180,364,028 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	18	18
Additional paid-in capital	592,096	591,394
Accumulated deficit	(221,708)	(181,171)
Accumulated other comprehensive income	225	39
Total stockholders’ equity	370,631	410,280
Total liabilities, mezzanine equity and stockholders’ equity	$397,995	$448,250

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues and Grant Income
Revenue	$6,485	$5,075	$11,609	$11,028
Grant income	1,055	—	1,947	—
Total revenue and grant income	7,540	5,075	13,556	11,028
Operating Expenses
Direct costs	8,462	5,437	11,158	9,727
Research and development	18,342	18,526	37,363	37,400
Selling, general and administrative	6,607	8,049	14,934	16,619
Total operating expenses	33,411	32,012	63,455	63,746
Operating Loss	(25,871)	(26,937)	(49,899)	(52,718)
Nonoperating Income and Expense
Interest income	3,237	4,520	6,836	9,637
Change in fair value of warrant liabilities	(3,216)	703	2,663	202
Interest expense	(7)	(49)	(15)	(91)
Other income (expense)	(151)	—	(673)	—
Total nonoperating income and expense	(137)	5,174	8,811	9,748
Pretax Loss	$(26,008)	$(21,763)	$(41,088)	$(42,970)
Income tax expense	6	511	6	511
Share of net (income) loss of equity method investee	(676)	—	(606)	—
Net Loss Attributable to Common Stockholders	$(25,338)	$(22,274)	$(40,488)	$(43,481)
Other Comprehensive Income (Loss)	13	(11)	185	(590)
Comprehensive Loss Attributable to Common Stockholders	$(25,325)	$(22,285)	$(40,303)	$(44,071)
Basic and diluted loss per share	$(0.14)	$(0.13)	$(0.22)	$(0.24)
Weighted average shares outstanding – basic and diluted	180,343,931	177,588,035	180,871,314	179,186,027

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Income	Equity
Balance as of December 31, 2024	180,364,028	$18	$591,394	$(181,171)	$39	$410,280
Net loss	—	—	—	(15,151)	—	(15,151)
Withholding of employee taxes related to stock-based compensation	—	—	(261)	—	—	(261)
Shares of common stock issued for vested RSUs	551,828	—	—	—	—	—
Stock options exercised	1,532,420	—	181	—	—	181
Stock-based compensation expense	—	—	1,830	—	—	1,830
Remeasurement of mezzanine equity	—	—	—	20	—	20
Unrealized gain on available-for-sale securities	—	—	—	—	173	173
Balance as of March 31, 2025	182,448,276	$18	$593,144	$(196,302)	$212	$397,072
Net loss	—	—	—	(25,338)	—	(25,338)
Shares of common stock issued under the ESPP	180,091	—	156	—	—	156
Withholding of employee taxes related to stock-based compensation	—	—	(298)	—	—	(298)
Shares of common stock issued for vested RSUs	1,096,546	—	—	—	—	—
Stock options exercised	350,757	—	478	—	—	478
Repurchase and retirement of shares of common stock	(3,361,396)	—	(3,537)	—	—	(3,537)
Stock-based compensation expense	—	—	2,153	—	—	2,153
Remeasurement of mezzanine equity	—	—	—	(68)	—	(68)
Unrealized gain on available-for-sale securities	—	—	—	—	13	13
Balance as of June 30, 2025	180,714,274	$18	$592,096	$(221,708)	$225	$370,631

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Loss	Equity
Balance as of December 31, 2023	179,010,884	$18	$588,515	$(84,639)	$(559)	$503,335
Net loss	—	—	—	(21,207)	—	(21,207)
Withholding of employee taxes related to stock-based compensation	—	—	(169)	—	—	(169)
Shares of common stock issued for vested RSUs	161,995	—	—	—	—	—
Stock options exercised	2,360,316	—	97	—	—	97
Repurchase and retirement of shares of common stock	(3,183,638)	—	(4,963)	—	—	(4,963)
Stock-based compensation expense	—	—	2,863	—	—	2,863
Unrealized loss on available-for-sale securities	—	—	—	—	(579)	(579)
Balance as of March 31, 2024	178,349,557	$18	$586,343	$(105,846)	$(1,138)	$479,377
Net loss	—	—	—	(22,274)	—	(22,274)
Shares of common stock issued under the ESPP	187,614	—	238	—	—	238
Withholding of employee taxes related to stock-based compensation	—	—	(310)	—	—	(310)
Shares of common stock issued for vested RSUs	689,221	—	—	—	—	—
Stock options exercised	1,230,581	—	100	—	—	100
Repurchase and retirement of shares of common stock	(1,816,362)	—	(3,393)	—	—	(3,393)
Stock-based compensation expense	—	—	3,051	—	—	3,051
Unrealized loss on available-for-sale securities	—	—	—	—	(11)	(11)
Balance as of June 30, 2024	178,640,611	$18	$586,029	$(128,120)	$(1,149)	$456,778

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(40,488)	$(43,481)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	9,142	7,974
Amortization of right-of-use assets	741	417
Loss on sales of property, plant and equipment, net	574	—
Share of net (income) loss of equity method investee	(606)	—
Stock-based compensation expense	3,983	5,914
Change in fair value of warrant liabilities	(2,663)	(202)
Accretion of discounts on other long-term liabilities	33	24
Accretion of loan receivable from equity method investee	(64)	—
Amortization of premiums and accretion of discounts on available-for-sale securities	(2,490)	(4,540)
Loss on change in assessment of finance lease purchase options	84	—
Change in operating assets and liabilities that provided (used) cash and cash equivalents:
Contract receivables	(2,816)	(6,213)
Contract receivables from related parties	—	(4,581)
Prepaid expenses and other current assets and other assets	1,729	(2,287)
Accounts payable and other accrued liabilities	(2,054)	884
Deferred revenue	(2,789)	10,075
Deferred revenue from related parties	—	(828)
Accrued compensation	(2,476)	(3,030)
Operating lease liabilities	(574)	(305)
Net cash and cash equivalents used in operating activities	(40,734)	(40,179)
Cash Flows from Investing Activities
Purchases of property, plant and equipment, net	(5,044)	(8,460)
Purchases of available-for-sale securities	(101,690)	(99,548)
Proceeds from sales of available-for-sale securities	152,453	156,135
Gain on sale of available-for-sale securities	3	—
Cash paid for loan receivable from equity method investee	—	(3,046)
Purchases of intangible assets	(649)	(270)
Net cash and cash equivalents provided by investing activities	45,073	44,811
Cash Flows from Financing Activities
Proceeds from exercise of stock options	659	197
Proceeds from issuance of shares of common stock under the ESPP	156	238
Cash paid for withholding of employee taxes related to stock-based compensation	(557)	(479)
Repurchase of shares of common stock	(3,592)	(8,274)
Payments on finance lease liabilities	(170)	(213)
Net cash and cash equivalents used in financing activities	(3,504)	(8,531)

Net increase (decrease) in cash and cash equivalents	835	(3,899)
Cash and cash equivalents at beginning of period	25,413	34,537
Cash and cash equivalents at end of period	26,248	30,638

Supplemental information
Cash paid for interest	$15	$91
Accrued capital expenditures	1,092	744
Unpaid reimbursements on capital expenditures	417	0
Accrued excise tax on stock repurchases	35	82

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

The Company accounts for its equity ownership in Dahae Energy Co., Ltd. (“Dahae”), an entity in which the Company does not exercise control or have the obligation to absorb losses or receive benefits, as a variable interest entity (“VIE”). A VIE is a legal entity that possess any of the following conditions: the entity’s equity at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, equity owners are unable to direct the activities that most significantly impact the legal entity’s economic performance (or they possess disproportionate voting rights in relation to the economic interest in the legal entity), or the equity owners lack the obligation to absorb the legal entity’s expected losses or the right to receive the legal entity’s expected residual returns. The Company consolidates a VIE if the Company determines that it has (i) the power to direct the activities of the VIE that most significantly impacts its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that are more than insignificant to the VIE. If an entity is determined to be a VIE but the Company does not have a controlling interest, the entity is accounted for under either the cost or equity method depending on whether the Company exercise significant influence. The Company has determined that it does not meet the control requirements to consolidate Dahae and accounts for the investment using the equity method of accounting. The Company evaluates its relationships with Dahae on an ongoing basis, including when the Company believes a loss in value may have occurred which is other than temporary. The Company measures its equity method investment at cost minus impairment, if any, plus or minus the share of the equity method investee’s loss or gain. Activity is included in Investments in the Condensed Consolidated Balance Sheets and separately within Share of net (income) loss of equity method investee in the Condensed Consolidated Statements of Operations and Comprehensive Loss and within Cash Flows from Investing Activities in the Condensed Consolidated Statements of Cash Flows.

Available-for-Sale Securities

The Company considers all available-for-sale securities with a maturity date of less than 12 months to be marketable securities and all with a maturity date greater than 12 months to be investments. See Note 6 – Fair Value Measurement for more information.

Revenue and Grant Income

The Company assesses all collaborative arrangements to determine whether the agreement should be recorded in accordance with Accounting Standards Codification (“ASC”) 808 – Collaborative Arrangements. Collaborative arrangements involve two or more parties who are active participants and meet the following components: both parties are exposed to significant risks and rewards, and both parties are dependent on the commercial success of the efforts under the contract. Revenue recognition is recorded by analogy to

ASC 606 – Revenue from Contracts with Customers. The Company’s agreements with SK On Co., Ltd. (“SK On” and such agreements, the “SK On Agreements”) meet the criteria of collaborative arrangements. Amounts received for these products and services are classified as Revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Prior to January 1, 2025, the Company recognized revenue from the Company’s collaborative arrangement, including the SK On Agreements, over time using the input measurement method utilizing labor hours in relation to total labor hours anticipated to satisfy the performance obligation. Effective January 1, 2025 the Company changed its basis of input to utilize the cost-to cost method to satisfy the performance obligation. The Company made this adjustment because it believes using the cost-to-cost method provides more accurate reflection of how performance is satisfied over time. This adjustment is treated as a change in estimate beginning on January 1, 2025, and prior period amounts will not be adjusted. The Company expenses contract fulfillment costs as incurred.

The Company estimates whether it will be subject to variable consideration under the terms of a contract and includes its estimate of variable consideration, subject to constraint, in the transaction price based on the expected value method when it is deemed probable of being realized based on historical experience and trends. The Company updates its estimate of the transaction price each reporting period, and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis.

The Company recognizes revenue from cooperative agreements with the government in cost contracts on the basis of costs incurred during the period and for cost plus fixed-fee contracts on the basis of costs incurred during the period plus the fee earned. Contract costs include all direct labor, subcontract, material, and indirect costs related to the contract performance.

On January 21, 2025, Solid Power Operating, Inc. entered into an assistance agreement with the U.S. Department of Energy (“DOE”) with an effective date of January 1, 2025 (as amended effective May 15, 2025, the “Assistance Agreement”). The Assistance Agreement provides that DOE will provide the Company with funding of up to $50,000 for the Company’s installation of equipment necessary for the continuous production of sulfide-based electrolyte material pilot line. The Company records grant income from the Assistance Agreement in accordance with International Accounting Standards 20 when conditions have been substantially met. This income is presented within Grant income in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented as a single entity for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM manages the business on a consolidated basis and uses consolidated Net Loss Attributable to Common Stockholders as reported in the Condensed Consolidated Statements of Operations and Comprehensive Loss as the profit or loss measure in assessing performance and deciding how to allocate resources. The CODM is regularly provided with only the consolidated expenses as classified and presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Note 3 – Property, Plant and Equipment, Net

Property, plant and equipment, net are summarized as follows:

	June 30, 2025	December 31, 2024
Production equipment	$43,578	$41,750
Laboratory equipment	14,073	12,611
Leasehold improvements	73,257	73,114
Furniture and computer equipment	4,478	4,298
Construction in progress	5,485	5,141
Total cost	140,871	136,914
Accumulated depreciation	(48,829)	(39,706)
Property, plant and equipment, net	$92,042	$97,208

Depreciation expenses for dedicated laboratory equipment and production equipment are charged to research and development. Office equipment, leasehold improvements, software, and computer equipment related depreciation expenses are allocated between research and development and selling, general and administrative expenses based on the nature of its use.

Depreciation expense related to property, plant and equipment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$4,595	$4,061	$9,131	$7,966

As of June 30, 2025, the Company is designing a continuous electrolyte production pilot line which it expects to be substantially complete and commissioned by the end of 2026. Additionally, the Company has built out the majority of the cell safety abuse lab to expand internal cell testing capabilities and is enhancing the capabilities of the electrolyte innovation center (the “EIC”). Construction in progress related to property, plant and equipment is summarized as follows:

Construction in progress	June 30, 2025	December 31, 2024
Continuous electrolyte pilot manufacturing line	$3,458	$1,194
Cell safety abuse lab	18	835
EIC	286	1,292
Other capital projects	1,723	1,820
Total	$5,485	$5,141

Note 4 – Intangible Assets

Intangible assets are summarized as follows:

	June 30, 2025		December 31, 2024
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(74)	$149	$(69)
Patents	225	(18)	135	(12)
Patents pending	2,385	—	1,831	—
Trademarks	13	—	13	—
Trademarks pending	30	—	25	—
Total amortizable intangible assets	$2,802	$(92)	$2,153	$(81)

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$6	$3	$11	$7

Useful lives of intangible assets range from three to 20 years. Amortization expenses are expensed within research and development expense within Operating Expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Note 5 – Revenue and Grant Income

The Company receives revenue and grant income from both government and non-government entities. Government revenue and grant income includes both revenue and grant income from collaborative arrangements. Non-government revenue includes both revenue from collaborative arrangements and electrolyte sales. The table below sets forth revenue and grant income by type for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Government - revenue	$505	$675	$1,168	$1,292
Government - grant income	1,055	-	1,947	-
Non-government revenue	5,980	4,400	10,441	9,736
Total revenue and grant income	$7,540	$5,075	$13,556	$11,028

Note 6 – Fair Value Measurements

The carrying amount of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities. The difference between the amortized cost and fair value of available-for-sale securities as of June 30, 2025 and December 31, 2024 was not material.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table summarizes the asset type, balance sheet classification, maturity, and value of the Company’s marketable securities and investments in the Condensed Consolidated Balance Sheets.

Assets	Balance Sheet Classification	Maturity	June 30, 2025	December 31, 2024
Commercial Paper	Marketable securities	Due in 1 year or less	$44,425	$47,046
Corporate Bonds	Marketable securities	Due in 1 year or less	129,393	28,614
Government Bonds	Marketable securities	Due in 1 year or less	24,794	—
U.S. Treasuries	Marketable securities	Due in 1 year or less	6,073	17,124
	Total Marketable securities		$204,685	$92,784

Corporate Bonds	Investments	Due in 1 year to 5 years	$33,147	$173,369
Government Bonds	Investments	Due in 1 year to 5 years	15,729	35,904
Equity Method Investment	Investments		1,834	1,127
	Total Investments		$50,710	$210,400

See Note 2 – Significant Accounting Policies to the Company’s financial statements included in the 2024 Form 10-K, as supplemented by the Notes, for information regarding Levels 1 through Level 3 inputs.

As of June 30, 2025 and December 31, 2024, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

		June 30, 2025
		Level 1	Level 2	Level 3	Total
Assets	Balance Sheet Classification
Commercial Paper	Marketable securities	$44,425	$—	$—	$44,425
Corporate Bonds	Marketable securities	$129,393	$—	$—	$129,393
Government Bonds	Marketable securities	$24,794	$—	$—	$24,794
U.S. Treasuries	Marketable securities	$6,073	$—	$—	$6,073
Corporate Bonds	Investments	$33,147	$—	$—	$33,147
Government Bonds	Investments	$15,729	$—	$—	$15,729
Bifurcated embedded derivative	Loan receivable from equity method investee	$—	$—	$584	$584

Liabilities
Public Warrants	Warrant liabilities	$4,350	$—	$—	$4,350
Private Placement Warrants	Warrant liabilities	$—	$1,722	$—	$1,722

		December 31, 2024
		Level 1	Level 2	Level 3	Total
Assets	Balance Sheet Classification
Commercial Paper	Marketable securities	$47,046	$—	$—	$47,046
Corporate Bonds	Marketable securities	$28,614	$—	$—	$28,614
U.S. Treasuries	Marketable securities	$17,124	$—	$—	$17,124
Corporate Bonds	Investments	$173,369	$—	$—	$173,369
Government Bonds	Investments	$35,904	$—	$—	$35,904
Bifurcated embedded derivative	Loan receivable from equity method investee	$—	$—	$584	$584

Liabilities
Public Warrants	Warrant liabilities	$5,537	$—	$—	$5,537
Private Placement Warrants	Warrant liabilities	$—	$3,198	$—	$3,198

The change in fair value of the Company’s marketable securities and investments are included in Other Comprehensive Income (Loss) in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no transfers in and out of Level 3 fair value hierarchy during the three and six months ended June 30, 2025 or year ended December 31, 2024. During the six months ended June 30, 2025 and 2024, the Company purchased $101,690 and $99,548 of available-for-sale securities, respectively.

Fair Value of Bifurcated Embedded Derivative

The fair value of the bifurcated embedded derivative (the “Derivative”) has been estimated using the with-and-without method as of June 30, 2025 using Level 3 unobservable inputs and Level 2 directly or indirectly observable inputs, including estimated credit rating, risk-free interest rates, and expected future cash flows. Material increases or decreases in any of those inputs may result in a significantly higher or lower fair value measurement. Material increases or decreases in expected future cash flows may result in a significantly higher or lower estimated fair value of the Derivative. See Note 12 – Related Party Transactions for more information.

Fair Value of Warrants

The fair value of the private placement warrants issued as part of the Company’s business combination in 2021 (the “Private Placement Warrants”) have been estimated using a Black-Scholes model as of June 30, 2025 and December 31, 2024. The estimated fair value of the Private Placement Warrants is determined using Level 2 directly or indirectly observable inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The

Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s publicly-traded warrants (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”) and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Warrants. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 input.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates.

	June 30, 2025	December 31, 2024
Exercise price	$11.50	$11.50
Stock price	$2.19	$1.89
Volatility	107.9%	124.8%
Term (in years)	1.44	1.94
Risk-free rate	3.78%	4.16%

The following table provides a rollforward (per Warrant) of the Public Warrants measured at fair value using Level 1 inputs and Private Placement Warrants measured at fair value using Level 2 inputs.

	Public Warrants	Private Placement Warrants
	Level 1 Fair Value	Level 2 Fair Value
December 31, 2024	$0.42	$0.52
Change in fair value	$(0.25)	$(0.42)
March 31, 2025	$0.17	$0.10
Change in fair value	$0.16	$0.18
June 30, 2025	$0.33	$0.28

See Note 7 – Warrant Liabilities for more information.

Note 7 – Warrant Liabilities

The table below provides a summary of the outstanding Public and Private Placement Warrants.

	June 30, 2025	December 31, 2024
Public Warrants	13,182,501	13,182,501
Private Placement Warrants	6,150,802	6,150,802

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

None of the Private Placement Warrants are redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. The table below provides the fair value of warrant liabilities at:

	June 30, 2025	December 31, 2024
Fair value of warrant liabilities	$6,072	$8,735

The table below provides the gain (loss) recognized in connection with changes in fair value of warrant liabilities at:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gain (Loss) recognized associated with warrant liabilities	$(3,216)	$703	$2,663	$202

There have been no changes to the terms of the Public or Private Placement Warrants disclosed in the 2024 Form 10-K.

Note 8 – Stockholders’ Equity

Common Stock

Stock options exercised for common stock, shares of common stock issued under the Solid Power, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), shares of common stock issued upon vesting of restricted stock units (“RSUs”), and shares of common stock repurchased under the stock repurchase program for the three and six months ended June 30, 2025 and 2024 are summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options exercised	350,757	1,230,581	1,883,177	3,590,897
Shares of common stock issued under the ESPP	180,091	187,614	180,091	187,614
Shares of common stock issued for vested RSUs	1,096,546	689,221	1,648,374	851,216
Shares of common stock repurchased	(3,361,396)	(1,816,362)	(3,361,396)	(5,000,000)

The table below presents the cash received or paid associated with common stock related activities for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash received from stock options exercised	$478	$100	$659	$197
Cash received from shares of common stock issued under the ESPP	156	238	156	238
Cash paid for shares of common stock repurchased	(3,592)	(3,360)	(3,592)	(8,274)

Stock Repurchase Program

On January 23, 2024, the Company announced that its Board of Directors approved a stock repurchase program (“Program”) authorizing the Company to purchase up to $50,000 of the Company’s outstanding common stock. Under the Program, the Company may purchase shares of its common stock from time to time until the Program expires on December 31, 2025. As of June 30, 2025, the approximate dollar value of shares that may yet be purchased under the Program is $37,335.

The table below presents the number of shares repurchased and retired, the principal, commissions, and total cash paid to repurchase and retire shares of common stock, the excise tax, and the average purchase price per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Repurchased and retired shares of common stock	3,361,396	1,816,362	3,361,396	5,000,000
Principal paid to repurchase and retire shares of common stock	3,525	3,323	3,525	8,174
Commissions paid to repurchase and retire shares of common stock	67	37	67	100
Total cash paid to repurchase and retire shares of common stock	(3,592)	(3,360)	(3,592)	(8,274)
Excise tax accrued	35	33	35	82
Average price paid per share (including commissions)	$1.07	$1.85	$1.07	$1.65

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

The fair value of stock options and RSUs under the 2021 Plan is recognized as compensation expense over the vesting period of the award. The Company accounts for forfeitures as they occur.

For the three and six months ended June 30, 2025 and 2024, the Company recognized compensation costs totaling:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation costs related to RSUs	$1,435	$1,397	$2,487	$2,609
Stock-based compensation costs related to stock options	634	1,612	1,358	3,226
Stock-based compensation costs related to the ESPP	84	42	138	79
Total stock-based compensation costs	$2,153	$3,051	$3,983	$5,914

Unrecognized future compensation costs as of June 30, 2025 were $22,215. The Company expects to recognize the future compensation cost over a weighted-average period of 2.9 years, amortized over a straight-line basis.

The following table summarizes the Company’s award activity for RSUs and stock options for the three and six months ended June 30, 2025:

	RSUs	Stock Options
Balance at December 31, 2024	8,200,553	20,605,693
Granted	882,741	—
Vested or Exercised	(744,956)	(1,532,420)
Forfeited	(901,711)	(1,788,613)
Balance at March 31, 2025	7,436,627	17,284,660
Granted	7,911,546	—
Vested or Exercised	(1,287,036)	(350,757)
Forfeited	(498,302)	(2,371,676)
Balance at June 30, 2025	13,562,835	14,562,227

Stock Options

For the six months ended June 30, 2025, no stock options were granted. The fair value of each stock option grant during the six months ended June 30, 2024 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

Six Months Ended June 30,
2024
Approximate risk‑free rate	4.23%
Volatility	48.1%
Average expected life (in years)	6
Dividend yield	—%
Weighted‑average grant date fair value	$1.59
Estimated fair value of total stock options granted	$5,175

Restricted Stock Grants to Dahae Executives

On October 21, 2024, the Company issued 238,806 shares of restricted stock to two executive employees of Dahae pursuant to the provisions of Regulation S under the Securities Act of 1933, as amended. This issuance was not under any existing plan. The restricted stock vests over a four-year period, subject to forfeiture upon the applicable stockholder ceasing to provide services to Dahae or upon Dahae’s default on the financing instruments entered into between the Company and Dahae on October 21, 2024. During the six months ended June 30, 2025, 63,966 shares vested. Stock-based compensation expense is recognized within Share of net loss of equity method investee in the Condensed Consolidated Statements of Operations and Comprehensive Loss. No additional shares of restricted stock are authorized for issuance to Dahae executives.

Note 10 – Basic and Diluted Loss Per Share

The table below sets forth the basic and diluted loss per share calculation for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(25,338)	$(22,274)	$(40,488)	$(43,481)
Weighted average shares outstanding – basic and diluted	180,343,931	177,588,035	180,871,314	179,186,027
Basic and diluted loss per share	$(0.14)	$(0.13)	$(0.22)	$(0.24)

Due to the net loss for the three and six months ended June 30, 2025 and 2024, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. The table below sets forth (in shares) potentially dilutive securities excluded from the diluted loss per share calculation.

	Six Months Ended June 30,
	2025	2024
Warrants	19,333,303	19,333,303
2014 Plan & 2021 Plan - Stock Options	17,093,207	23,508,745
2021 Plan - RSUs	9,210,606	6,269,774
ESPP - Common Stock	47,949	46,946
Restricted stock grants to Dahae executives	70,179	—
Total potentially dilutive securities	45,755,244	49,158,768

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

The Company has certain equipment leases classified as finance leases as of June 30, 2025. In the Condensed Consolidated Balance Sheets, the Company records its right-of-use finance lease assets, net within Other assets, records its short-term finance lease liabilities within Accounts payable and other accrued liabilities, and records its long-term finance lease liabilities within Other liabilities.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease costs:
Amortization of right-of-use assets	$199	$58	$303	$116
Interest on lease liabilities	7	12	15	26
Operating lease costs	376	290	752	580
Total lease expense	$582	$360	$1,070	$722

The components of cash flow information related to leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating outgoing cash flows – finance leases	$7	$13	$15	$27
Financing outgoing cash flows – finance leases	82	94	165	186
Operating outgoing cash flows – operating leases	338	292	669	584
Right-of-use assets obtained in exchange for new, modified, and remeasured finance lease liabilities:	—	—	(1)	—
Right-of-use assets obtained in exchange for new, modified, and remeasured operating lease liabilities:	—	—	15	—

The supplemental balance sheet information related to leases are as follows:

June 30, 2025
Finance lease
Weighted-average remaining lease term – finance leases (in years)	2.0
Weighted-average discount rate – finance leases	6.9%
Operating lease
Weighted-average remaining lease term – operating leases (in years)	7.5
Weighted-average discount rate – operating leases	6.4%

As of June 30, 2025, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2025 (remaining six months)	125	682
2026	179	1,403
2027	85	1,448
2028	16	1,494
2029	—	1,548
2030	—	903
Thereafter	—	3,133
Total	405	10,611
Less present value discount	(24)	(2,193)
Total lease liabilities	$381	$8,418

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

BMW agreed to pay the Company $20,000 between December 2022 and June 2025, subject to the Company achieving certain milestones. During the three and six months ended June 30, 2025, the Company recognized $0 of revenue related to its JDA. In addition, the Company recognized $0 and $132 of revenue for the three and six months ended June 30, 2025 respectively, from the sale of cell materials to BMW. During the three and six months ended June 30, 2024, the Company recognized $430 and $5,410 of revenue related to its JDA, respectively.

Dahae Energy Co., Ltd.

During 2024, the Company entered into a series of transactions with Dahae, a strategic partner in the Republic of Korea. Dahae provides process engineering support for the Company’s pilot cell lines and is serving as the installer for installation of a pilot cell manufacturing line at SK On’s facility. The transactions included, among other things, a bond (the “Bond”) with detachable warrants (the “Detachable Warrants”) and the Derivative, restricted stock grants to two Dahae executives, and a term loan facility. During the three and six months ended June 30, 2025, the Company incurred $2,884 and $4,285 of cost related to services provided by Dahae, respectively.

The Company acquired a 20% equity interest in Dahae for $656 (including $256 of transaction costs) and recorded the investment using the equity method of accounting.

As of June 30, 2025 and December 31, 2024, the Bond had an unamortized discount of $1,863 and $1,927, respectively.

The Company recorded the Detachable Warrants within Investments in the Condensed Consolidated Balance Sheets at a fair value upon acquisition of $607. The Detachable Warrants are fully detachable from the Bond and can be exercised for shares of

Dahae’s common stock. If the Company were to exercise the Detachable Warrants in full, the Company would own 40% of the then outstanding shares of common stock of Dahae. As of June 30, 2025 and December 31, 2024, there were no impairments or downward or upward adjustments to Detachable Warrants since acquisition.

The Company granted 298,508 shares of restricted stock grants to two Dahae executives. The restricted stock grants are subject to redemption at fair value once all shares are fully vested and any financing provided by the Company to Dahae has been repaid. As the restricted stock grants are contingently redeemable at fair value, the restricted stock grants are recorded within Mezzanine Equity in the Condensed Consolidated Balance Sheets. To adjust these grants to redemption amounts at each reporting period, the Company remeasures the grants to their redemption value based on the price of the Company’s common stock, with a corresponding entry to the Company’s retained earnings. The remeasurement for the six months ended June 30, 2025 and year ended December 31, 2024 was $88 and $12, respectively.

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

The table below presents the summarized transactions recorded in the Condensed Consolidated Balance Sheets related to the Company’s equity method investment for the periods presented. The transactions reflected in the table below coupled with the term loan facility of $2,000 represent the maximum loss exposure as a result of the Company’s involvement with Dahae at June 30, 2025.

	June 30, 2025	December 31, 2024
Bond	$3,169	$3,105
Loan	1,162	1,161
Warrants	607	607
Equity method investment (a)	1,227	520
Mezzanine equity	140	34

(a)	The change in equity method investment from December 31, 2024 to June 30, 2025 reflects Dahae’s income of $704 and $662 during the three and six months ended June 30, 2025, respectively. Additionally, the currency translation adjustment for the three and six months ended June 30, 2025 of $77 and $45, respectively related to the conversion from South Korean Won to U.S. dollar.

The table below presents the summarized transactions recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss related to the Company’s equity method investment for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$74	$—	$147	$—
Share of net income (loss) of equity method investee	536	—	606	—
Other comprehensive income	78	—	45	—

Note 13 – Income Taxes

The Company’s effective tax rate was 0.0% and (2.4)% for the three months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate was 0.0% and (1.2)% for the six months ended June 30, 2025 and 2024, respectively. The Company was in a full valuation allowance for the six months ended June 30, 2025 and the year ended December 31, 2024.

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

Note 15 – Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted in the United States. The OBBBA includes, among other things the permanent extension of certain provisions of the U.S. Tax Cuts and Jobs Act of 2017, modifications to the United States’ international tax framework, restoration of favorable tax treatment for certain business provisions, and acceleration of the phase-out of EV credits. The OBBBA contains a variety of effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the OBBBA’s impact on the Company’s consolidated financial statements.

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

2025 Development Objectives

We made progress on our 2025 development objectives as the solid-state battery landscape continues to evolve. Below is a summary of our progress towards our goals during the second quarter of 2025.

●	Drive electrolyte innovation and performance through feedback from cell development and customers – We continued to receive productive customer feedback on electrolyte sampling, which we are using to drive process engineering that we expect will lead to improved performance. We also continued to use our Electrolyte Innovation Center (the “EIC”) to design, improve, and test electrolyte manufacturing processes.
●	Continue executing on our electrolyte development roadmap – We made progress toward installation of a pilot line designed to manufacture electrolyte on a continuous process. Detailed design work for the planned installation is in process, and we finished ordering long-lead time equipment. We expect detailed design to be substantially completed by the end of 2025 and remain on track for commissioning of the line in 2026.
●	Ramp electrolyte sampling and identify long-term customers – We saw continued demand for multiple generations of electrolyte from both existing and new customers, with active sampling to key strategic customers. We intend to continue focusing on customer growth for the remainder of the year.
●	Execute on the SK On Agreements – We completed the factory acceptance testing milestone in our line installation agreement with SK On Co., Ltd. (“SK On”). We began site acceptance testing this quarter and remain on track for completion of site acceptance testing at SK On’s facility later this year.
●	Remain fiscally disciplined – We remained fiscally disciplined, balancing financial discipline with appropriate investments in technology developments and process improvements. See “—Results of Operations” for more information.

Additionally, BMW Group’s introduction of an i7 test vehicle powered by our cells and solid-state battery technology was a significant achievement in our partnership with BMW of North America LLC.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 to the Three and Six Months Ended June 30, 2024

During the three and six months ended June 30, 2025, our capital and operational investments supported our key 2025 development objectives.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenues and Grant Income
Revenue	$6,485	$5,075	$1,410	28%	$11,609	$11,028	$581	5%
Grant income	1,055	—	1,055	100%	1,947	—	1,947	100%
Total revenue and grant income	7,540	5,075	2,465	49%	13,556	11,028	2,528	23%
Operating Expenses
Direct costs	8,462	5,437	3,025	56%	11,158	9,727	1,431	15%
Research and development	18,342	18,526	(184)	(1)%	37,363	37,400	(37)	0%
Selling, general and administrative	6,607	8,049	(1,442)	(18)%	14,934	16,619	(1,685)	(10)%
Total operating expenses	33,411	32,012	1,399	4%	63,455	63,746	(291)	0%
Operating Loss	(25,871)	(26,937)	1,066	(4)%	(49,899)	(52,718)	2,819	(5)%
Nonoperating Income and Expense
Interest income	3,237	4,520	(1,283)	(28)%	6,836	9,637	(2,801)	(29)%
Change in fair value of warrant liabilities	(3,216)	703	(3,919)	(557)%	2,663	202	2,461	1218%
Interest expense	(7)	(49)	42	(86)%	(15)	(91)	76	(84)%
Other income (expense)	(151)	—	(151)	100%	(673)	—	(673)	100%
Total nonoperating income and expense	(137)	5,174	(5,311)	(103)%	8,811	9,748	(937)	(10)%
Pretax Loss	$(26,008)	$(21,763)	$(4,245)	20%	$(41,088)	$(42,970)	$1,882	(4)%
Income tax expense	6	511	(505)	(99)%	6	511	(505)	(99)%
Share of net (income) loss of equity method investee	(676)	—	(676)	100%	(606)	—	(606)	100%
Net Loss Attributable to Common Stockholders	$(25,338)	$(22,274)	$(3,064)	14%	$(40,488)	$(43,481)	$2,993	(7)%
Other Comprehensive Income (Loss)	13	(11)	24	(218)%	185	(590)	775	(131)%
Comprehensive Loss Attributable to Common Stockholders	$(25,325)	$(22,285)	$(3,040)	14%	$(40,303)	$(44,071)	$3,768	(9)%

Revenue and Grant Income

Revenue recognized consists of performance on our non-governement contracts as well as certain government contracts. Grant income recognized consists of performance on our assistance agreement, dated January 1, 2025 (as amended effective May 15, 2025, the “Assistance Agreement”), with the U.S. Department of Energy (“DOE”).

Revenue and grant income increased $2.5 million for the three months ended June 30, 2025 compared to June 30, 2024 primarily driven by the performance on our collaboration agreements which included the achievement of different milestones in the three months ended June 30, 2025 compared to the June 30, 2024. Revenue and grant income increased $2.5 million for the six months ended June 30, 2025 compared to June 30, 2024 primarily driven by the performance on our Assistance Agreement in the three and six months ended June 30, 2025.

We recognized $5.9 million and $10.5 million of collaborative revenue for the three and six months ended June 30, 2025, respectively. The collaborative revenue primarily consists of performance on our research and development technology license agreement, line installation agreement, and electrolyte supply agreement with SK On (collectively, the “SK On Agreements”). During the three and six months ended June 30, 2025, we completed factory acceptance testing under the line installation agreement and began working towards site acceptance testing. We intend to continue executing on the SK On Agreements and anticipate recognizing additional revenue from the SK On Agreements through the remainder of the year.

We recognized $1.6 million and $3.1 million of government revenue and government grant income for the three and six months ended June 30, 2025, respectively. Government revenue and government grant income consisted primarily of grant income from the Assistance Agreement. The Assistance Agreement provides that the DOE will provide us with funding of up to $50 million for our installation of equipment necessary for the continuous production of sulfide-based solid electrolyte material. During the three and six months ended June 30, 2025, we initiated detailed design of the continuous electrolyte production pilot line and finished ordering long-lead time equipment. Grant income is recognized on the non-capital costs of the project. As we continue to execute on the project milestones, we expect to recognize additional grant income.

Operating Expenses

Operating expenses increased $1.4 million in three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to direct costs related to the achievement of the factory acceptance testing milestone in our line installation agreement with SK On in the period ended June 30, 2025. Operating expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 did not change materially in aggregate.

Direct Costs

Direct costs increased $3.0 million for the three months ended June 30, 2025 compared to the same period in 2024 due to timing of achievements of milestones under our collaboration agreements. Executing on the milestones under our collaboration agreements required greater investments in 2025 than in the same period ended in 2024. In the three months ended June 30, 2025, we incurred $6.7 million in services and equipment provided by Dahae Energy Co., Ltd. (“Dahae”), a strategic partner serving as installer of the SK On line. Costs included validation purchases and material and labor to support completion of the factory acceptance testing milestone of the line installation agreement. The increase was also due to labor and travel for training of SK On personnel under our research and development technology license agreement.

Direct costs increased $1.4 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in internal costs focused on achieving the detailed design work and finishing ordering long-lead equipment for the continuous electrolyte production pilot line.

We expect an increase in direct costs corresponding to our revenue growth as we begin site acceptance testing of the line at SK On’s facility later this year and continue to execute on the construction of the project milestones supporting our continuous electrolyte production pilot line.

Research and Development

Research and development-related operating expenses largely consisted of employee compensation and employee benefit costs incurred to maintain our skilled workforce, including engineers, scientists, operators, chemists, and technicians. Total research and development costs did not change materially for the three and six months ended June 30, 2025 compared to the same period in 2024.

Selling, General and Administrative

Selling, general and administrative expenses are largely comprised of employee compensation and personnel related costs for our administrative functions as well as costs driven by insurance and regulatory requirements. Selling, general and administrative expenses decreased by $1.4 million and $1.7 million in the three and six months ended June 30, 2025, respectively, compared to the same periods ended June 30, 2024 primarily due to a decrease in stock-based compensation expense as a result of forfeitures of unvested stock options and restricted stock units. The decrease of selling, general and administrative expenses was also driven by the strategic decision to reduce contractor and consultant support.

Overall, we expect operating expenses for the remainder of the year to remain consistent with the expenses incurred in the first two quarters of 2025 as we continue to execute on our objectives and focus on cost reduction efforts to offset overall rising costs.

Nonoperating Income and Expense

Nonoperating income and expense includes interest income, the non-cash impact from the change in the fair value of our warrant liabilities and other immaterial income and expense items.

For the three months ended June 30, 2025, nonoperating income and expense decreased $5.3 million compared to the three months ended June 30, 2024 due to both the change in fair value of the warrant liabilities as well as the change in interest income earned. Interest income earned decreased $1.3 million for the three months ended June 30, 2025 due to a reduction in the total available-for-sale securities available to earn interest compared to prior year. The change in the fair value of the warrant liabilities for the three months ended June 30, 2025 caused a $3.2 million loss compared to the three months ended June 30, 2024 where the change in the fair value caused a gain of $0.7 million. The impact of these changes caused a period-over-period loss in the fair value of warrant liabilities of $3.9 million.

For the six months ended June 30, 2025, nonoperating income and expense decreased $0.9 million compared to the six months ended June 30, 2024 due to both the change in fair value of the warrant liabilities as well as the change in interest income earned. Interest income earned decreased $2.8 million for the six months ended June 30, 2025 compared to the same period in 2024 due to a reduction in the total available-for-sale securities available to earn interest. The change in the fair value of the warrant liabilities for the six months ended June 30, 2025 caused a $2.7 million gain compared to the six months ended June 30, 2024 where the change in the fair value caused gain of $0.2 million. The impact of these changes caused a period-over-period gain in the fair value of warrant liabilities of $2.5 million.

Liquidity and Capital Resources

Sources of Liquidity

The sale of equity has historically been our primary source of cash, with a smaller portion of cash coming from achievement of performance milestones under agreements with our partners and government contracts. We also receive cash from the interest earned on our available-for-sale securities.

As of June 30, 2025 and December 31, 2024, we had total liquidity, as set forth below:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$26,248	$25,413
Available-for-sale securities	253,561	302,057
Total liquidity	$279,809	$327,470

As of June 30, 2025 total liquidity, which includes all cash and cash equivalents as well as our available-for-sale securities, was $279.8 million, a decrease of $47.7 million compared to December 31, 2024. Additionally, we had contract receivables of $4.6 million and total current liabilities of $12.4 million as of June 30, 2025.

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

Stock Repurchase Program

On January 23, 2024, we announced that our Board approved a stock repurchase program authorizing us to purchase up to $50 million of our outstanding common stock. Under the stock repurchase program, we may purchase shares of our common stock from time to time until the repurchase program expires on December 31, 2025. The shares of common stock may be purchased on the open market, in unsolicited negotiated transactions, or in any manner that complies with the provisions of Rule 10b-18 of the Exchange Act. Management’s decision to repurchase shares of common stock will depend on a number of factors, such as the price of the common stock, economic and market conditions, and corporate and regulatory requirements. During the six months ended June 30, 2025, we repurchased 3,361,396 shares of common stock at an average price of $1.05 per share for an aggregate cost of approximately $3.59 million. During the six months ended June 30, 2024, we repurchased 5,000,000 shares of common stock at an average price of $1.63 per share for an aggregate cost of approximately $8.27 million.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash and cash equivalents used in operating activities	$(40,734)	$(40,179)
Net cash and cash equivalents provided by investing activities	$45,073	$44,811
Net cash and cash equivalents used in financing activities	$(3,504)	$(8,531)

Cash used in operating activities:

Cash used in operating activities for the six months ended June 30, 2025 increased $0.5 million compared to the six months ended June 30, 2024. This cash flow stabilization was driven by offsetting cash uses. Cash used for payments to Dahae were $3.9 million in the six months ended June 30, 2025 compared to $7.7 million in the six months ended June 30, 2024. This change is due to the timing of milestone payments under our agreement with Dahae in connection with the SK On arrangement. Cash used for employee compensation and other employee benefit related costs, including the payout of annual performance-based incentive compensation, totaled $19.4 million in the six months ended June 30, 2025 compared to $16.9 million for the same period in prior year. The remaining cash used in operating activities for the six months ended June 30, 2025 were costs to operate our facilities, purchases of materials and supplies, and hazardous waste removal. Additionally, we received $9.9 million of cash from our partners in the six months ended June 30, 2025, compared to $10.1 million of cash received from our partners in the six months ended June 30, 2024. The cash received from partners for the period ended June 30, 2025 included the payment of the factory acceptance testing milestone under our line installation agreement with SK On. We anticipate cash used in operations for the remainder of the year to remain consistent with the first half of 2025, but expect additional cash receipts from partners which will partially offset the cash used for expenses.

Cash provided by investing activities:

Cash provided by investing activities increased $0.3 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the change in the activity on our proceeds and purchases of our available-for-sale securities, change in capital expenditures, and cash used for loan receivables.

Proceeds from our available-for-sale security activity provided $5.8 million less in cash in the six months ending June 30, 2025 compared to the same period in prior year. This change was due to the timing of the individual security maturity date and the sale of fewer securities in the six months ended June 30, 2025 compared to the same period in 2024.

Cash used for capital expenditures was $3.4 million less in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Capital expenditures in 2025 were primarily for the construction of our continuous electrolyte production pilot line. Cash used for capital expenditures for the same period in 2024 were for construction of the EIC. Capital expenditures for the six months ended June 30, 2025 totaled $7.0 million partially offset by cash received of $2.0 million from the DOE under the Assistance Agreement. We anticipate cash used in investing for capital expenditures for the remainder of the year to increase as we continue to make progress toward installation of the continuous electrolyte production pilot line. Cash paid for a loan receivable from our equity method investee, Dahae, was $0 in the six months ended June 30, 2025 and $3.0 million in the six months ended June 30, 2024.

Cash used in financing activities:

Cash used in financing activities decreased $5.0 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was primarily due to the repurchase of $3.6 million of our stock under the stock repurchase program in the six months ended June 30, 2025 compared to the repurchase of $8.3 million of our common stock in the six months ended June 30, 2024. The remaining cash used in financing activities for the six months ended June 30, 2025 was cash paid for withholding of employee taxes related to stock-based compensation and payments on finance lease liabilities, partially offset by proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Estimates

Except as set forth below, there have been no significant and material changes in our critical accounting policies and use of estimates during the six months ended June 30, 2025 as compared to those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the 2024 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2025 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to government contracts and grants, we benefit from certain government subsidies and economic incentives, including tax credits, rebates, and other incentives, that support the development and adoption of clean energy technology. We cannot guarantee that government grants, subsidies, and incentives will be available to us at the same or comparable levels in the future. The Executive Order indicated that the government will consider eliminating subsidies that favor EVs. Further, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law on January 4, 2025 and eliminates certain EV incentives effective September 30, 2025. Any reduction, elimination, or discriminatory application of these grants, subsidies, or incentives, including as a result of the OBBBA, may require us to seek additional financing, which may not be obtainable on commercially attractive terms or at all; adversely impact public sector demand for our technology; and diminish the competitiveness of the battery industry generally or our technology in particular. Any change in our ability to secure these grants, subsidies, and incentives, including as a result of the OBBBA, could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Our future growth and success are dependent upon consumers’ willingness to adopt EVs.

Our growth and future demand for our products are highly dependent upon the adoption by consumers of alternative fuel vehicles in general and EVs in particular. The market for new energy vehicles is still rapidly evolving, characterized by changing technologies, competitive pricing and factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. For example, the federal government has eliminated certain subsidies that favor EVs, which could adversely impact demand for our technology. If the market for EVs in general does not develop as expected, or develops more slowly than expected, our business, prospects, results of operation, and financial condition could be materially and adversely affected.

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

Changes in tax law, regulations, or interpretations, including those resulting from the OBBBA, could suspend the use of net operating losses or tax credits, possibly with retroactive effect, and adversely impact our effective tax rate or cash flows. As a result, if we earn net taxable income, we could be unable or limited in our ability to use net operating losses and other tax attributes to offset such taxable income, which could result in increased future income tax liabilities. Similar provisions of state tax law may also limit our use of accumulated state tax attributes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table summarizes our common stock repurchase program activity for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(1)
April 1 - April 30, 2025	3,361,396	$1.05	3,361,396	$37,335,408
May 1 - May 31, 2025	—	$—	—	$37,335,408
June 1 - June 30, 2025	—	$—	—	$37,335,408
Total	3,361,396	$1.05	3,361,396

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit/Annex	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40284	3.1	December 13, 2021
3.2	Amended and Restated Bylaws	8-K	001-40284	3.1	November 21, 2022
10.1	Amendment to Assistance Agreement Award No. DE-MS0000122, dated May 15, 2025, between Solid Power Operating, Inc. and the U.S. Department of Energy	8-K	001-40284	10.1	May 30, 2025
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its Inline XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2025	Solid Power, Inc.

By:	/s/ John Van Scoter
Name:	John Van Scoter
Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Linda Heller
Name:	Linda Heller
Title:	Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)