Form 10-Q
period 2025-09-30
Solid Power, Inc.
filed 2025-11-05
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

191,023,570 shares of common stock were issued and outstanding as of November 3, 2025.

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

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

●	risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require and our ability to commercialize our technology in advance of competing technologies and our competitors;
●	risks relating to our status as a research and development stage company with a history of financial losses with an expectation of incurring significant expenses and continuing losses for the foreseeable future, including execution of our business plan and the timing of expected business milestones;
●	risks relating to the non-exclusive nature of our partnerships, our ability to secure new business relationships, and our ability to manage these relationships;
●	our ability to negotiate and execute commercial agreements with our partners and customers on commercially reasonable terms;

●	broad market adoption of EVs and other technologies where we are able to deploy our technology, if developed successfully;
●	our success attracting and retaining our executive officers, key employees, and other qualified personnel;
●	our ability to protect and maintain our intellectual property, including in jurisdictions outside of the United States;
●	our ability to secure government contracts and grants, changes in government priorities with respect to our government contracts and grants or government funding reductions or delays, and the availability of government subsidies and economic incentives;
●	delays in the construction and operation of facilities that meet our short-term research and development and long-term electrolyte production requirements;
●	changes in applicable laws or regulations;
●	risks relating to our information technology infrastructure and data security breaches;
●	risks relating to other economic, business, or competitive factors in the United States and other jurisdictions, including supply chain interruptions and changes in market conditions, and our ability to manage these risks and uncertainties; and
●	those factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “Q2 Form 10-Q”), as such descriptions may be updated or amended in future filings we make with the Securities and Exchange Commission (“SEC”).

We caution you that the foregoing list does not contain all of the risks or uncertainties that could affect the Company.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in “Part I, Item 1A. Risk Factors” in the 2024 Form 10-K and in “Part II, Item 1A. Risk Factors” in the Q2 Form 10-Q, as such descriptions may be updated or amended in future filings we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Solid Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and number of shares)

	September 30, 2025
	(Unaudited)	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$47,286	$25,413
Marketable securities	203,928	92,784
Contract receivables	2,069	1,393
Contract assets	5,164	—
Prepaid expenses and other current assets	3,731	5,646
Total current assets	262,178	125,236
Long-Term Assets
Property, plant and equipment, net	88,997	97,208
Right-of-use operating lease assets, net	6,957	7,490
Investments	50,433	210,400
Intangible assets, net	2,056	2,072
Other assets	1,159	1,577
Loan receivable from equity method investee	4,364	4,267
Total long-term assets	153,966	323,014
Total assets	$416,144	$448,250
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable and other accrued liabilities	9,446	8,409
Deferred revenue	436	3,150
Accrued compensation	5,894	7,578
Operating lease liabilities	836	833
Total current liabilities	16,612	19,970
Long-Term Liabilities
Warrant liabilities	9,537	8,735
Operating lease liabilities	7,370	8,023
Other liabilities	1,127	1,208
Total long-term liabilities	18,034	17,966
Total liabilities	34,646	37,936
Mezzanine Equity
Mezzanine Equity	303	34
Stockholders’ Equity
Common Stock, $0.0001 par value; 2,000,000,000 shares authorized; 190,209,602 and 180,364,028 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	19	18
Additional paid-in capital	628,501	591,394
Accumulated deficit	(247,710)	(181,171)
Accumulated other comprehensive income	385	39
Total stockholders’ equity	381,195	410,280
Total liabilities, mezzanine equity and stockholders’ equity	$416,144	$448,250

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues and Grant Income
Revenue	$3,732	$4,651	$15,342	$15,679
Grant income	828	—	2,774	—
Total revenue and grant income	4,560	4,651	18,116	15,679
Operating Expenses
Direct costs	3,632	6,973	14,790	16,700
Research and development	18,276	17,319	55,639	54,718
Selling, general and administrative	7,074	7,950	22,008	24,570
Total operating expenses	28,982	32,242	92,437	95,988
Operating Loss	(24,422)	(27,591)	(74,321)	(80,309)
Nonoperating Income and Expense
Interest income	3,050	4,251	9,887	13,707
Change in fair value of warrant liabilities	(3,464)	1,591	(802)	1,793
Interest expense	(6)	(11)	(21)	(37)
Other income (expense)	(58)	(283)	(732)	(167)
Total nonoperating income and expense	(478)	5,548	8,332	15,296
Pretax Loss	$(24,900)	$(22,043)	$(65,989)	$(65,013)
Income tax expense	360	376	365	887
Share of net loss of equity method investee	607	—	1	—
Net Loss Attributable to Common Stockholders	$(25,867)	$(22,419)	$(66,355)	$(65,900)
Other Comprehensive Income (Loss)	161	2,058	346	1,468
Comprehensive Loss Attributable to Common Stockholders	$(25,706)	$(20,361)	$(66,009)	$(64,432)
Basic and diluted loss per share	$(0.14)	$(0.13)	$(0.37)	$(0.37)
Weighted average shares outstanding – basic and diluted	182,350,071	179,160,488	181,369,650	179,177,452

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Income	Equity
Balance as of December 31, 2024	180,364,028	$18	$591,394	$(181,171)	$39	$410,280
Net loss	—	—	—	(15,151)	—	(15,151)
Withholding of employee taxes related to stock-based compensation	—	—	(261)	—	—	(261)
Shares of common stock issued for vested RSUs	551,828	—	—	—	—	—
Stock options exercised	1,532,420	—	181	—	—	181
Stock-based compensation expense	—	—	1,830	—	—	1,830
Remeasurement of mezzanine equity	—	—	—	20	—	20
Unrealized gain on available-for-sale securities	—	—	—	—	173	173
Balance as of March 31, 2025	182,448,276	$18	$593,144	$(196,302)	$212	$397,072
Net loss	—	—	—	(25,338)	—	(25,338)
Shares of common stock issued under the ESPP	180,091	—	156	—	—	156
Withholding of employee taxes related to stock-based compensation	—	—	(298)	—	—	(298)
Shares of common stock issued for vested RSUs	1,096,546	—	—	—	—	—
Stock options exercised	350,757	—	478	—	—	478
Repurchase and retirement of shares of common stock	(3,361,396)	—	(3,537)	—	—	(3,537)
Stock-based compensation expense	—	—	2,153	—	—	2,153
Remeasurement of mezzanine equity	—	—	—	(68)	—	(68)
Unrealized gain on available-for-sale securities	—	—	—	—	13	13
Balance as of June 30, 2025	180,714,274	$18	$592,096	$(221,708)	$225	$370,631
Net loss	—	—	—	(25,867)	—	(25,867)
Withholding of employee taxes related to stock-based compensation	—	—	(179)	—	—	(179)
Shares of common stock issued for vested RSUs	377,016	—	—	—	—	—
Stock options exercised	646,463	—	1,207	—	—	1,207
Stock-based compensation expense	—	—	2,484	—	—	2,484
Remeasurement of mezzanine equity	—	—	—	(135)	—	(135)
Unrealized gain on available-for-sale securities	—	—	—	—	160	160
Proceeds from the ATM, net of offering costs, commissions, and fees of $1,201	8,471,849	1	32,893	—	—	32,894
Balance as of September 30, 2025	190,209,602	$19	$628,501	$(247,710)	$385	$381,195

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Loss	Equity
Balance as of December 31, 2023	179,010,884	$18	$588,515	$(84,639)	$(559)	$503,335
Net loss	—	—	—	(21,207)	—	(21,207)
Withholding of employee taxes related to stock-based compensation	—	—	(169)	—	—	(169)
Shares of common stock issued for vested RSUs	161,995	—	—	—	—	—
Stock options exercised	2,360,316	—	97	—	—	97
Repurchase and retirement of shares of common stock	(3,183,638)	—	(4,963)	—	—	(4,963)
Stock-based compensation expense	—	—	2,863	—	—	2,863
Unrealized loss on available-for-sale securities	—	—	—	—	(579)	(579)
Balance as of March 31, 2024	178,349,557	$18	$586,343	$(105,846)	$(1,138)	$479,377
Net loss	—	—	—	(22,274)	—	(22,274)
Shares of common stock issued under the ESPP	187,614	—	238	—	—	238
Withholding of employee taxes related to stock-based compensation	—	—	(310)	—	—	(310)
Shares of common stock issued for vested RSUs	689,221	—	—	—	—	—
Stock options exercised	1,230,581	—	100	—	—	100
Repurchase and retirement of shares of common stock	(1,816,362)	—	(3,393)	—	—	(3,393)
Stock-based compensation expense	—	—	3,051	—	—	3,051
Unrealized loss on available-for-sale securities	—	—	—	—	(11)	(11)
Balance as of June 30, 2024	178,640,611	$18	$586,029	$(128,120)	$(1,149)	$456,778
Net loss	—	—	—	(22,419)	—	(22,419)
Withholding of employee taxes related to stock-based compensation	—	—	(75)	—	—	(75)
Shares of common stock issued for vested RSUs	160,842	—	—	—	—	—
Stock options exercised	832,122	—	35	—	—	35
Stock-based compensation expense	—	—	3,073	—	—	3,073
Unrealized loss on available-for-sale securities	—	—	—	—	2,058	2,058
Balance as of September 30, 2024	179,633,575	$18	$589,062	$(150,539)	$909	$439,450

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(66,355)	$(65,900)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	13,770	11,991
Amortization of right-of-use assets	1,071	642
Loss on sales of property, plant and equipment, net	574	—
Share of net loss of equity method investee	1	—
Stock-based compensation expense	6,467	8,987
Change in fair value of warrant liabilities	802	(1,793)
Accretion of discounts on other long-term liabilities	49	52
Accretion of loan receivable from equity method investee	(97)	—
Amortization of premiums and accretion of discounts on available-for-sale securities	(3,579)	(6,260)
Loss on change in assessment of finance lease purchase options	84	—
Impairment loss on abandoned patents	748	—
Change in operating assets and liabilities that provided (used) cash and cash equivalents:
Contract receivables and contract assets	(5,597)	(1,061)
Prepaid expenses and other current assets and other assets	2,360	707
Accounts payable and other accrued liabilities	(121)	(664)
Deferred revenue	(2,714)	6,734
Deferred revenue from related parties	—	(828)
Accrued compensation	(1,684)	(2,027)
Operating lease liabilities	(781)	(610)
Net cash and cash equivalents used in operating activities	(55,002)	(50,030)
Cash Flows from Investing Activities
Purchases of property, plant and equipment, net	(5,614)	(11,236)
Purchases of available-for-sale securities	(158,770)	(174,040)
Proceeds from sales of available-for-sale securities	211,085	252,177
Cash paid for loan receivable from equity method investee	—	(4,448)
Purchases of intangible assets	(602)	(314)
Net cash and cash equivalents provided by investing activities	46,099	62,139
Cash Flows from Financing Activities
Proceeds from exercise of stock options	1,866	232
Proceeds from issuance of shares of common stock under the ESPP	156	238
Cash paid for withholding of employee taxes related to stock-based compensation	(736)	(554)
Repurchase of shares of common stock	(3,592)	(8,274)
Payments on finance lease liabilities	(232)	(319)
Proceeds from the ATM, net of commissions and fees	33,412	—
Offering costs for the issuance of common stock under the ATM	(98)	—
Net cash and cash equivalents provided by (used in) financing activities	30,776	(8,677)

Net increase in cash and cash equivalents	21,873	3,432
Cash and cash equivalents at beginning of period	25,413	34,537
Cash and cash equivalents at end of period	47,286	37,969

Supplemental information
Cash paid for interest	$21	$37
Accrued capital expenditures	1,933	2,041
Accrued intangibles	155	—
Unpaid reimbursements on capital expenditures	242	—
Accrued offering costs for the issuance of common stock under the ATM	421	—
Accrued excise tax on stock repurchases	35	82

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

In November 2024, the FASB issued ASU No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to the financial statements. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. ASU 2024-03 can be applied either prospectively to financial statements or retrospectively to any prior periods presented in the financial statements. The Company is evaluating the impact.

In July 2025, the FASB, issued ASU No. 2025-05 Financial Instruments – Credit Losses (Topic 326). ASU 2025-05 clarifies guidance related to Topic 326 for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers, and allowing for a practical expedient that assumes that current conditions as of the balance sheet do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact.

Note 3 – Property, Plant and Equipment, Net

Property, plant and equipment, net are summarized as follows:

	September 30, 2025	December 31, 2024
Production equipment	$43,704	$41,750
Laboratory equipment	14,625	12,611
Leasehold improvements	73,258	73,114
Furniture and computer equipment	4,478	4,298
Construction in progress	6,392	5,141
Total cost	142,457	136,914
Accumulated depreciation	(53,460)	(39,706)
Property, plant and equipment, net	$88,997	$97,208

Depreciation expenses for dedicated laboratory equipment and production equipment are charged to research and development. Office equipment, leasehold improvements, software, and computer equipment related depreciation expenses are allocated between research and development and selling, general and administrative expenses based on the nature of its use.

Depreciation expense related to property, plant and equipment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense	$4,623	$4,014	$13,754	$11,980

As of September 30, 2025, the Company is designing a continuous electrolyte production pilot line which it expects to be substantially complete and commissioned by the end of 2026. Additionally, the Company has built out the majority of the cell safety abuse lab to expand internal cell testing capabilities and is enhancing the capabilities of the electrolyte innovation center (the “EIC”). Construction in progress related to property, plant and equipment is summarized as follows:

Construction in progress	September 30, 2025	December 31, 2024
Continuous electrolyte pilot manufacturing line	$4,252	$1,194
Cell safety abuse lab	6	835
EIC	344	1,292
Other capital projects	1,790	1,820
Total	$6,392	$5,141

Note 4 – Intangible Assets

Intangible assets are summarized as follows:

	September 30, 2025		December 31, 2024
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(76)	$149	$(69)
Patents	259	(22)	135	(12)
Patents pending	1,699	—	1,831	—
Trademarks	13	—	13	—
Trademarks pending	34	—	25	—
Total amortizable intangible assets	$2,154	$(98)	$2,153	$(81)

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$5	$4	$16	$11

Useful lives of intangible assets range from three to 20 years. Amortization expenses are expensed within research and development expense within Operating Expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the third quarter of 2025, the Company concluded there were assets on the Condensed Consolidated Balance Sheets related to patent application costs for the patents that the Company is no longer pursuing. As the carrying amount of the intangible asset was not recoverable and the carrying value exceeded its fair value, an impairment loss was recognized. As of September 30, 2025, the Company recognized $748 in impairment loss which is presented in research and development expense within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Note 5 – Revenue and Grant Income

The Company receives revenue and grant income from both government and non-government entities. Government revenue and grant income includes both revenue and grant income from collaborative arrangements. Non-government revenue includes both revenue from collaborative arrangements and electrolyte sales. The table below sets forth revenue and grant income by type for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Government - revenue	$762	$1,100	$1,930	$2,392
Government - grant income	828	-	2,774	-
Non-government revenue	2,970	3,551	13,412	13,287
Total revenue and grant income	$4,560	$4,651	$18,116	$15,679

Note 6 – Fair Value Measurements

The carrying amount of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities. The difference between the amortized cost and fair value of available-for-sale securities as of September 30, 2025 and December 31, 2024 was not material.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table summarizes the asset type, balance sheet classification, maturity, and value of the Company’s marketable securities and investments in the Condensed Consolidated Balance Sheets.

Assets	Balance Sheet Classification	Maturity	September 30, 2025	December 31, 2024
Commercial Paper	Marketable securities	Due in 1 year or less	$51,680	$47,046
Corporate Bonds	Marketable securities	Due in 1 year or less	122,409	28,614
Government Bonds	Marketable securities	Due in 1 year or less	25,864	—
U.S. Treasuries	Marketable securities	Due in 1 year or less	3,975	17,124
	Total Marketable securities		$203,928	$92,784

Corporate Bonds	Investments	Due in 1 year to 5 years	$28,359	$173,369
Government Bonds	Investments	Due in 1 year to 5 years	20,854	35,904
Equity Method Investment	Investments		1,220	1,127
	Total Investments		$50,433	$210,400

See Note 2 – Significant Accounting Policies to the Company’s financial statements included in the 2024 Form 10-K, as supplemented by the Notes, for information regarding Levels 1 through Level 3 inputs.

As of September 30, 2025 and December 31, 2024, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

		September 30, 2025
		Level 1	Level 2	Level 3	Total
Assets	Balance Sheet Classification
Commercial Paper	Marketable securities	$51,680	$—	$—	$51,680
Corporate Bonds	Marketable securities	$122,409	$—	$—	$122,409
Government Bonds	Marketable securities	$25,864	$—	$—	$25,864
U.S. Treasuries	Marketable securities	$3,975	$—	$—	$3,975
Corporate Bonds	Investments	$28,359	$—	$—	$28,359
Government Bonds	Investments	$20,854	$—	$—	$20,854
Bifurcated embedded derivative	Loan receivable from equity method investee	$—	$—	$584	$584

Liabilities
Public Warrants	Warrant liabilities	$5,683	$—	$—	$5,683
Private Placement Warrants	Warrant liabilities	$—	$3,854	$—	$3,854

		December 31, 2024
		Level 1	Level 2	Level 3	Total
Assets	Balance Sheet Classification
Commercial Paper	Marketable securities	$47,046	$—	$—	$47,046
Corporate Bonds	Marketable securities	$28,614	$—	$—	$28,614
U.S. Treasuries	Marketable securities	$17,124	$—	$—	$17,124
Corporate Bonds	Investments	$173,369	$—	$—	$173,369
Government Bonds	Investments	$35,904	$—	$—	$35,904
Bifurcated embedded derivative	Loan receivable from equity method investee	$—	$—	$584	$584

Liabilities
Public Warrants	Warrant liabilities	$5,537	$—	$—	$5,537
Private Placement Warrants	Warrant liabilities	$—	$3,198	$—	$3,198

The change in fair value of the Company’s marketable securities and investments are included in Other Comprehensive Income (Loss) in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no transfers in and out of Level 3 fair value hierarchy during the three and nine months ended September 30, 2025 or year ended December 31, 2024. During the nine months ended September 30, 2025 and 2024, the Company purchased $158,770 and $174,040 of available-for-sale securities, respectively.

Fair Value of Bifurcated Embedded Derivative

The fair value of the bifurcated embedded derivative (the “Derivative”) has been estimated using the with-and-without method as of September 30, 2025 using Level 3 unobservable inputs and Level 2 directly or indirectly observable inputs, including estimated credit rating, risk-free interest rates, and expected future cash flows. Material increases or decreases in any of those inputs may result in a significantly higher or lower fair value measurement. Material increases or decreases in expected future cash flows may result in a significantly higher or lower estimated fair value of the Derivative. See Note 12 – Related Party Transactions for more information.

Fair Value of Warrants

The fair value of the private placement warrants issued as part of the Company’s business combination in 2021 (the “Private Placement Warrants”) have been estimated using a Black-Scholes model as of September 30, 2025 and December 31, 2024. The estimated fair value of the Private Placement Warrants is determined using Level 2 directly or indirectly observable inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s publicly-traded warrants (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”) and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Warrants. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 input.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates.

	September 30, 2025	December 31, 2024
Exercise price	$11.50	$11.50
Stock price	$3.47	$1.89
Volatility	112.4%	124.8%
Term (in years)	1.19	1.94
Risk-free rate	3.60%	4.16%

The following table provides a rollforward (per Warrant) of the Public Warrants measured at fair value using Level 1 inputs and Private Placement Warrants measured at fair value using Level 2 inputs.

	Public Warrants	Private Placement Warrants
	Level 1 Fair Value	Level 2 Fair Value
December 31, 2024	$0.42	$0.52
Change in fair value	$(0.25)	$(0.42)
March 31, 2025	$0.17	$0.10
Change in fair value	$0.16	$0.18
June 30, 2025	$0.33	$0.28
Change in fair value	$0.10	$0.35
September 30, 2025	$0.43	$0.63

See Note 7 – Warrant Liabilities for more information.

Note 7 – Warrant Liabilities

The table below provides a summary of the outstanding Public and Private Placement Warrants.

	September 30, 2025	December 31, 2024
Public Warrants	13,215,758	13,182,501
Private Placement Warrants	6,117,545	6,150,802

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

None of the Private Placement Warrants are redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. The table below provides the fair value of warrant liabilities at:

	September 30, 2025	December 31, 2024
Fair value of warrant liabilities	$9,537	$8,735

The table below provides the gain (loss) recognized in connection with changes in fair value of warrant liabilities at:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gain (Loss) recognized associated with warrant liabilities	$(3,464)	$1,591	$(802)	$1,793

There have been no changes to the terms of the Public or Private Placement Warrants disclosed in the 2024 Form 10-K.

Note 8 – Stockholders’ Equity

Common Stock

Stock options exercised for common stock, shares of common stock issued under the Solid Power, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), shares of common stock issued upon vesting of restricted stock units (“RSUs”), and shares of common stock repurchased under the stock repurchase program for the three and nine months ended September 30, 2025 and 2024 are summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options exercised	646,463	832,122	2,529,640	4,423,019
Shares of common stock issued under the ESPP	—	—	180,091	187,614
Shares of common stock issued for vested RSUs	377,016	160,842	2,025,390	1,012,058
Shares of common stock issued under the ATM	8,471,849	—	8,471,849	—
Shares of common stock repurchased	—	—	(3,361,396)	(5,000,000)

The table below presents the cash received or paid associated with common stock related activities for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash received from stock options exercised	$1,207	$35	$1,866	$232
Cash received from shares of common stock issued under the ESPP	—	—	156	238
Cash received from shares of common stock issued under the ATM	33,412	—	33,412	—
Cash paid for shares of common stock repurchased	—	—	(3,592)	(8,274)

At-the-Market Offering

On September 5, 2025, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”), with respect to an at-the-market offering program (the “ATM”) under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150,000 through Oppenheimer. During the three months ended September 30, 2025, the Company sold 8,471,849 shares of common stock at an average price of $4.02 per share under the Distribution Agreement, raising gross proceeds of $34,094 before deducting offering costs, commissions, and fees. Net proceeds to the Company totaled $32,894 after deducting offering costs, commissions, and fees. As of September 30, 2025 approximately $115,906 remained available for future sales under the Distribution Agreement.

Stock Repurchase Program

On January 23, 2024, the Company announced that its Board of Directors approved a stock repurchase program (“Program”) authorizing the Company to purchase up to $50,000 of the Company’s outstanding common stock. Under the Program, the Company may purchase shares of its common stock from time to time until the Program expires on December 31, 2025. As of September 30, 2025, the approximate dollar value of shares that may yet be purchased under the Program is $37,335.

The table below presents the number of shares repurchased and retired, the principal, commissions, and total cash paid to repurchase and retire shares of common stock, the excise tax, and the average purchase price per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Repurchased and retired shares of common stock	—	—	3,361,396	5,000,000
Principal paid to repurchase and retire shares of common stock	—	—	3,525	8,174
Commissions paid to repurchase and retire shares of common stock	—	—	67	100
Total cash paid to repurchase and retire shares of common stock	—	—	(3,592)	(8,274)
Excise tax accrued	—	—	35	82
Average price paid per share (including commissions)	$—	$—	$1.07	$1.65

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

For the three and nine months ended September 30, 2025 and 2024, the Company recognized compensation costs totaling:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation costs related to RSUs	$1,845	$1,499	$4,333	$4,107
Stock-based compensation costs related to stock options	560	1,529	1,917	4,756
Stock-based compensation costs related to the ESPP	78	45	217	124
Total stock-based compensation costs	$2,483	$3,073	$6,467	$8,987

Unrecognized future compensation costs as of September 30, 2025 were $20,051. The Company expects to recognize the future compensation cost over a weighted-average period of 2.8 years, amortized over a straight-line basis.

The following table summarizes the Company’s award activity for RSUs and stock options for the three and nine months ended September 30, 2025:

	RSUs	Stock Options
Balance at December 31, 2024	8,200,553	20,605,693
Granted	882,741	—
Vested or Exercised	(744,956)	(1,532,420)
Forfeited	(901,711)	(1,788,613)
Balance at March 31, 2025	7,436,627	17,284,660
Granted	7,911,546	—
Vested or Exercised	(1,287,036)	(350,757)
Forfeited	(498,302)	(2,371,676)
Balance at June 30, 2025	13,562,835	14,562,227
Granted	395,304	—
Vested or Exercised	(460,092)	(646,463)
Forfeited	(510,535)	(786,168)
Balance at September 30, 2025	12,987,512	13,129,596

Stock Options

For the nine months ended September 30, 2025, no stock options were granted. The fair value of each stock option grant during the nine months ended September 30, 2024 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

Nine Months Ended September 30,
2024
Approximate risk‑free rate	4.23%
Volatility	48.1%
Average expected life (in years)	6
Dividend yield	—%
Weighted‑average grant date fair value	$1.59
Estimated fair value of total stock options granted	$5,175

Restricted Stock Grants to Dahae Executives

On October 21, 2024, the Company issued 298,508 shares of restricted stock to two executive employees of Dahae pursuant to the provisions of Regulation S under the Securities Act of 1933, as amended. This issuance was not under any existing plan. The restricted stock vests over a four-year period, subject to forfeiture upon the applicable stockholder ceasing to provide services to Dahae or upon Dahae’s default on the financing instruments entered into between the Company and Dahae on October 21, 2024. As of September 30, 2025, 87,319 shares vested. Stock-based compensation expense is recognized within Share of net loss of equity method investee in the Condensed Consolidated Statements of Operations and Comprehensive Loss. No additional shares of restricted stock are authorized for issuance to Dahae executives.

Note 10 – Basic and Diluted Loss Per Share

The table below sets forth the basic and diluted loss per share calculation for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(25,867)	$(22,419)	$(66,355)	$(65,900)
Weighted average shares outstanding – basic and diluted	182,350,071	179,160,488	181,369,650	179,177,452
Basic and diluted loss per share	$(0.14)	$(0.13)	$(0.37)	$(0.37)

Due to the net loss for the three and nine months ended September 30, 2025 and 2024, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. The table below sets forth (in shares) potentially dilutive securities excluded from the diluted loss per share calculation.

	Nine Months Ended September 30,
	2025	2024
Warrants	19,333,303	19,333,303
2014 Plan & 2021 Plan - Stock Options	15,504,480	23,497,907
2021 Plan - RSUs	10,487,772	6,764,178
ESPP - Common Stock	160,732	167,548
Restricted stock grants to Dahae executives	143,461	—
Total potentially dilutive securities	45,629,748	49,762,936

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

The Company has certain equipment leases classified as finance leases as of September 30, 2025. In the Condensed Consolidated Balance Sheets, the Company records its right-of-use finance lease assets, net within Other assets, records its short-term finance lease liabilities within Accounts payable and other accrued liabilities, and records its long-term finance lease liabilities within Other liabilities.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease costs:
Amortization of right-of-use assets	$104	$58	$407	$174
Interest on lease liabilities	6	11	21	37
Operating lease costs	376	302	1,129	883
Total lease expense	$486	$371	$1,557	$1,094

The components of cash flow information related to leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating outgoing cash flows – finance leases	$6	$11	$21	$38
Financing outgoing cash flows – finance leases	62	95	228	281
Operating outgoing cash flows – operating leases	338	441	1,008	1,025
Right-of-use assets obtained in exchange for new, modified, and remeasured finance lease liabilities:	—	—	(1)	—
Right-of-use assets obtained in exchange for new, modified, and remeasured operating lease liabilities:	—	148	15	148

The supplemental balance sheet information related to leases are as follows:

September 30, 2025
Finance lease
Weighted-average remaining lease term – finance leases (in years)	1.9
Weighted-average discount rate – finance leases	6.9%
Operating lease
Weighted-average remaining lease term – operating leases (in years)	7.3
Weighted-average discount rate – operating leases	6.3%

As of September 30, 2025, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2025 (remaining three months)	57	344
2026	179	1,403
2027	85	1,448
2028	16	1,494
2029	—	1,548
2030	—	903
Thereafter	—	3,127
Total	337	10,267
Less present value discount	(19)	(2,061)
Total lease liabilities	$318	$8,206

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

BMW agreed to pay the Company $20,000 between December 2022 and June 2025, subject to the Company achieving certain milestones. During the three and nine months ended September 30, 2025, the Company recognized $0 of revenue related to its JDA. In addition, the Company recognized $39 and $171 of revenue for the three and nine months ended September 30, 2025 respectively, from the sale of cell materials to BMW. During the three and nine months ended September 30, 2024, the Company recognized $0 and $5,410 of revenue related to its JDA, respectively.

Dahae Energy Co., Ltd.

During 2024, the Company entered into a series of transactions with Dahae, a strategic partner in the Republic of Korea. Dahae provides process engineering support for the Company’s pilot cell lines and is serving as the installer for installation of a pilot cell manufacturing line at SK On’s facility. The transactions included, among other things, a bond (the “Bond”) with detachable warrants (the “Detachable Warrants”) and the Derivative, restricted stock grants to two Dahae executives, and a term loan facility. During the three and nine months ended September 30, 2025, the Company incurred $2,100 and $10,204 of cost related to services provided by Dahae, respectively.

The Company acquired a 20% equity interest in Dahae for $656 (including $256 of transaction costs) and recorded the investment using the equity method of accounting.

As of September 30, 2025 and December 31, 2024, the Bond had an unamortized discount of $1,830 and $1,927, respectively.

The Company recorded the Detachable Warrants within Investments in the Condensed Consolidated Balance Sheets at a fair value upon acquisition of $607. The Detachable Warrants are fully detachable from the Bond and can be exercised for shares of Dahae’s common stock. If the Company were to exercise the Detachable Warrants in full, the Company would own 40% of the then outstanding shares of common stock of Dahae. As of September 30, 2025 and December 31, 2024, there were no impairments or downward or upward adjustments to Detachable Warrants since acquisition.

The Company granted 298,508 shares of restricted stock grants to two Dahae executives, of which as of September 30, 2025, 87,319 shares vested. The restricted stock grants are subject to redemption at fair value once all shares are fully vested and any financing provided by the Company to Dahae has been repaid. As the restricted stock grants are contingently redeemable at fair value, the restricted stock grants are recorded within Mezzanine Equity in the Condensed Consolidated Balance Sheets. To adjust these grants to redemption amounts at each reporting period, the Company remeasures the grants to their redemption value based on the price of the Company’s common stock, with a corresponding entry to the Company’s retained earnings. The remeasurement for the nine months ended September 30, 2025 and year ended December 31, 2024 was $134 and $12, respectively.

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

The table below presents the summarized transactions recorded in the Condensed Consolidated Balance Sheets related to the Company’s equity method investment for the periods presented. The transactions reflected in the table below coupled with the term loan facility of $2,000 represent the maximum loss exposure as a result of the Company’s involvement with Dahae at September 30, 2025.

	September 30, 2025	December 31, 2024
Bond	$3,202	$3,105
Loan	1,162	1,161
Warrants	607	607
Equity method investment (a)	613	520
Mezzanine equity	303	34

(a)	The change in equity method investment from December 31, 2024 to September 30, 2025 reflects Dahae’s loss of $578 and income of $84 during the three and nine months ended September 30, 2025, respectively. Additionally, the currency translation adjustment for the three and nine months ended September 30, 2025 of $(36) and $9, respectively related to the conversion from South Korean Won to U.S. dollar.

The table below presents the summarized transactions recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss related to the Company’s equity method investment for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$76	$—	$223	$—
Share of net loss of equity method investee	(607)	—	(1)	—
Other comprehensive income	(54)	—	(9)	—

Note 13 – Income Taxes

The Company’s effective tax rate was (1.44)% and (1.64)% for the three months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate was (0.55)% and (1.34)% for the nine months ended September 30, 2025 and 2024, respectively. The Company was in a full valuation allowance for the nine months ended September 30, 2025 and the year ended December 31, 2024.

The Company's quarterly provision for income taxes is calculated by applying a projected annual effective tax rate, calculated separately for the United States and Republic of Korea, to ordinary pre-tax book income.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted in the United States. The OBBBA includes, among other things the permanent extension of certain provisions of the U.S. Tax Cuts and Jobs Act of 2017, modifications to the United States’ international tax framework, restoration of favorable tax treatment for certain business provisions, and acceleration of the phase-out of EV credits. The OBBBA contains a variety of effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBA did not have a material impact on the reported results of operations.

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

Note 15 – Subsequent Events

On October 27, 2025, Solid Power Operating, Inc, BMW AG (“BMW AG”), and Samsung SDI Co., Ltd. (“Samsung SDI”) entered into a Joint Evaluation Agreement (the “Joint Evaluation Agreement”). Pursuant to the terms of the Joint Evaluation Agreement, the Company agreed to provide electrolyte to Samsung SDI, which Samsung SDI will use to fabricate separator and/or catholyte and build cells, in each case subject to achievement of technical requirements. Samsung SDI will determine whether the cells satisfy performance parameters and requirements to be agreed between BMW AG and Samsung SDI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs, and expected performance. For additional discussion, see “Cautionary Note Regarding Forward-Looking Statements” above. The forward-looking statements are dependent upon events, risks, and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Report, under “Part I, Item 1A. Risk Factors” of the 2024 Form 10-K, and under “Part II, Item 1A. Risk Factors” in the Q2 Form 10-Q, as such descriptions may be updated or amended in future filings we make with the SEC. Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Report and the 2024 Form 10-K. We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments, or otherwise, except to the extent that such disclosure is required by applicable law.

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

2025 Development Objectives

We made progress on our 2025 development objectives as the solid-state battery landscape continues to evolve. Below is a summary of recent progress towards our goals.

●	Drive electrolyte innovation and performance through feedback from cell development and customers; ramp electrolyte sampling and identify long-term customers - We announced a Joint Evaluation Agreement with Samsung SDI Co., Ltd. and BMW AG to progress the development of all-solid-state batteries, marking meaningful progress on our path towards commercialization.
●	Continue executing on our electrolyte development roadmap – We conducted detailed design for the planned installation of a pilot line designed to manufacture electrolyte on a continuous process. We expect detailed design to be substantially completed by the end of 2025 and remain on track for commissioning of the line in 2026.

●	Execute on the SK On Agreements – We conducted site acceptance testing under our line installation agreement with SK On Co., Ltd. (“SK On”). We remain on track for completion of site acceptance testing at SK On’s facility by the end of 2025.
●	Remain fiscally disciplined – We remained fiscally disciplined, balancing financial discipline with appropriate investments in technology developments and process improvements. We also raised net proceeds of $32.9 million through sales of our shares of common stock under an at-the-market offering program (the “ATM”). See “—Results of Operations” and “—Liquidity and Capital Resources” for more information.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 to the Three and Nine Months Ended September 30, 2024

During the three and nine months ended September 30, 2025, our capital and operational investments supported our key 2025 development objectives.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenues and Grant Income
Revenue	$3,732	$4,651	$(919)	(20)%	$15,342	$15,679	$(337)	(2)%
Grant income	828	—	828	100%	2,774	—	2,774	100%
Total revenue and grant income	4,560	4,651	(91)	(2)%	18,116	15,679	2,437	16%
Operating Expenses
Direct costs	3,632	6,973	(3,341)	(48)%	14,790	16,700	(1,910)	(11)%
Research and development	18,276	17,319	957	6%	55,639	54,718	921	2%
Selling, general and administrative	7,074	7,950	(876)	(11)%	22,008	24,570	(2,562)	(10)%
Total operating expenses	28,982	32,242	(3,260)	(10)%	92,437	95,988	(3,551)	(4)%
Operating Loss	(24,422)	(27,591)	3,169	(11)%	(74,321)	(80,309)	5,988	(7)%
Nonoperating Income and Expense
Interest income	3,050	4,251	(1,201)	(28)%	9,887	13,707	(3,820)	(28)%
Change in fair value of warrant liabilities	(3,464)	1,591	(5,055)	(318)%	(802)	1,793	(2,595)	(145)%
Interest expense	(6)	(11)	5	(45)%	(21)	(37)	16	(43)%
Other income (expense)	(58)	(283)	225	(80)%	(732)	(167)	(565)	338%
Total nonoperating income and expense	(478)	5,548	(6,026)	(109)%	8,332	15,296	(6,964)	(46)%
Pretax Loss	$(24,900)	$(22,043)	$(2,857)	13%	$(65,989)	$(65,013)	$(976)	2%
Income tax expense	360	376	(16)	(4)%	365	887	(522)	(59)%
Share of net loss of equity method investee	607	—	607	100%	1	—	1	100%
Net Loss Attributable to Common Stockholders	$(25,867)	$(22,419)	$(3,448)	15%	$(66,355)	$(65,900)	$(455)	1%
Other Comprehensive Income (Loss)	161	2,058	(1,897)	(92)%	346	1,468	(1,122)	(76)%
Comprehensive Loss Attributable to Common Stockholders	$(25,706)	$(20,361)	$(5,345)	26%	$(66,009)	$(64,432)	$(1,577)	2%

Revenue and Grant Income

Revenue recognized consists of performance on our non-government contracts as well as certain government contracts. Grant income recognized consists of performance on our assistance agreement, dated January 1, 2025 (as amended effective May 15, 2025, the “Assistance Agreement”), with the U.S. Department of Energy (“DOE”).

Revenue and grant income remained consistent with a $0.1 million decrease for three months ended September 30, 2025 compared to the three months ended September 30, 2024. Revenue and grant income increased $2.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily driven by the performance on our Assistance Agreement in the nine months ended September 30, 2025.

We recognized $3.0 million and $13.4 million of collaborative revenue for the three and nine months ended September 30, 2025, respectively. The collaborative revenue primarily consists of performance on our research and development technology license agreement, line installation agreement, and electrolyte supply agreement with SK On (collectively, the “SK On Agreements”). During the three months ended September 30, 2025, we conducted site acceptance testing of the SK On line under the line installation agreement. We plan to complete site acceptance testing by the end of this year, which would result in additional revenue recognition.

We recognized $1.6 million and $4.7 million of government revenue and government grant income for the three and nine months ended September 30, 2025, respectively. Government revenue and government grant income consisted primarily of grant income from the Assistance Agreement. The Assistance Agreement stipulates that the DOE will provide us with funding of up to $50 million for our installation of equipment necessary for the continuous production of sulfide-based solid electrolyte material. During the three and nine months ended September 30, 2025, we continued developing the detailed design of the continuous electrolyte production pilot line. Grant income is recognized on the non-capital costs of the project. As we continue to execute on the project milestones, we expect to recognize additional grant income.

Operating Expenses

Operating expenses decreased $3.3 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to direct costs related to initial design costs associated with the line installation agreement with SK On in the period ended September 30, 2024. Operating expenses decreased $3.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 attributable to decreases in our direct costs as well as selling, general and administrative costs.

Direct Costs

Direct costs decreased $3.3 million for the three months ended September 30, 2025 compared to the same period in 2024 due to timing of achievements of milestones under our collaboration agreements. Executing on the milestones under our collaboration agreements required greater investments in 2024 than in the same period ended in 2025. In the three months ended September 30, 2025, we incurred $2.1 million in services and equipment provided by Dahae Energy Co., Ltd. (“Dahae”), a strategic partner serving as installer of the SK On line. Costs this period included material and internal labor to support site acceptance testing under the line installation agreement.

Direct costs decreased $1.9 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 mostly due to a decrease in services and equipment provided by Dahae in the nine months ended September 30, 2025 compared to the same period in the prior year.

We expect an increase in direct costs corresponding to our revenue growth as we complete site acceptance testing of the line at SK On’s facility this year and continue to execute on the construction of the project milestones supporting our continuous electrolyte production pilot line.

Research and Development

Research and development-related operating expenses largely consisted of employee compensation and employee benefit costs incurred to maintain our skilled workforce, including engineers, scientists, operators, chemists, and technicians. Total research and development costs increased $1.0 million and $0.9 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods ended September 30, 2024 due to an $0.8 million patent impairment loss in the three months ended September 30, 2025. Aside from this impairment loss, research and development costs remained consistent.

Selling, General and Administrative

Selling, general and administrative expenses are largely comprised of employee compensation and personnel related costs for our administrative functions as well as costs driven by insurance and regulatory requirements. Selling, general and administrative expenses decreased by $0.9 million and $2.6 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods ended September 30, 2024 largely due to a decrease in stock-based compensation expense as a result of forfeitures of unvested stock options and restricted stock units. The decrease of selling, general and administrative expenses was also driven by the strategic decision to reduce contractor and consultant support.

Overall, we expect operating expenses for the remainder of the year to decrease as we continue to execute on our objectives and focus on cost reduction efforts to offset overall rising costs.

Nonoperating Income and Expense

Nonoperating income and expense includes interest income, the non-cash impact from the change in the fair value of our warrant liabilities and other immaterial income and expense items.

For the three months ended September 30, 2025, nonoperating income and expense decreased $6.1 million compared to the three months ended September 30, 2024 due to both the change in fair value of the warrant liabilities as well as the change in interest income earned. Interest income earned decreased $1.2 million for the three months ended September 30, 2025 due to a reduction in the total available-for-sale securities available to earn interest compared to prior year. The change in the fair value of the warrant liabilities for the three months ended September 30, 2025 caused a $3.5 million loss compared to the three months ended September 30, 2024 where the change in the fair value caused a gain of $1.6 million. The impact of these changes caused a period-over-period loss in the fair value of warrant liabilities of $5.1 million.

For the nine months ended September 30, 2025, nonoperating income and expense decreased $7.0 million compared to the nine months ended September 30, 2024 due to both the change in fair value of the warrant liabilities as well as the change in interest income earned. Interest income earned decreased $3.8 million for the nine months ended September 30, 2025 compared to the same period in 2024 due to a reduction in the total available-for-sale securities available to earn interest. The change in the fair value of the warrant liabilities for the nine months ended September 30, 2025 caused a $0.8 million loss compared to the nine months ended September 30, 2024 where the change in the fair value caused gain of $1.8 million. The impact of these changes caused a period-over-period loss in the fair value of warrant liabilities of $2.6 million.

Liquidity and Capital Resources

Sources of Liquidity

The sale of equity has historically been our primary source of cash, with a smaller portion of cash coming from achievement of performance milestones under agreements with our partners and government contracts. We also receive cash from the interest earned on our available-for-sale securities.

As of September 30, 2025 and December 31, 2024, we had total liquidity, as set forth below:

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$47,286	$25,413
Available-for-sale securities	253,141	302,057
Total liquidity	$300,427	$327,470

As of September 30, 2025 total liquidity, which includes all cash and cash equivalents as well as our available-for-sale securities, was $300.4 million, a decrease of $27.0 million compared to December 31, 2024. As of September 30, 2025, contract assets and contract receivables were $7.2 million and total current liabilities were $16.6 million.

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

Long-Term Liquidity Requirements

Longer term, we may require additional liquidity prior to being able to generate adequate cash flows from electrolyte sales and/or licensing activities. We also may require funding if there are material changes to our business conditions or other developments, including changes to our operating plan; development progress or delays; negotiations with OEMs, cell manufacturers, or other customers; market adoption of EVs; supply chain challenges; competitive pressures; government regulations, including tariffs; and inflation. To the extent that our resources, including our ability to use the ATM to generate additional proceeds, are insufficient to satisfy our cash requirements, we may need to seek equity or debt financing. We also may opportunistically seek to enhance our liquidity through equity or debt financing, if such financing becomes available to us on terms that we consider favorable. If financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, which may adversely affect our development, business, operating results, financial condition and prospects.

At-the-Market Offering

On September 5, 2025, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”), with respect to the ATM under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Oppenheimer.

During the three months ended September 30, 2025, we sold 8,471,849 shares of common stock at an average price of $4.02 per share raising gross proceeds of $34.1 million before deducting offering costs, commissions, and fees. Our net proceeds totaled $32.9 million. We intend to use the net proceeds from shares offered and sold under the ATM for working capital and general corporate purposes.

As of September 30, 2025, approximately $115.9 million remained available for future sales under the Distribution Agreement.

Stock Repurchase Program

On January 23, 2024, we announced that our Board approved a stock repurchase program authorizing us to purchase up to $50 million of our outstanding common stock. Under the stock repurchase program, we may purchase shares of our common stock from time to time until the repurchase program expires on December 31, 2025. The shares of common stock may be purchased on the open market, in unsolicited negotiated transactions, or in any manner that complies with the provisions of Rule 10b-18 of the Exchange Act. Management’s decision to repurchase shares of common stock will depend on a number of factors, such as the price of the common stock, economic and market conditions, and corporate and regulatory requirements. During the nine months ended September 30, 2025, we repurchased 3,361,396 shares of common stock at an average price of $1.05 per share for an aggregate cost excluding commissions of approximately $3.53 million. During the nine months ended September 30, 2024, we repurchased 5,000,000 shares of common stock at an average price of $1.63 per share for an aggregate cost of approximately $8.27 million.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash and cash equivalents used in operating activities	$(55,002)	$(50,030)
Net cash and cash equivalents provided by investing activities	$46,099	$62,139
Net cash and cash equivalents provided by (used in) financing activities	$30,776	$(8,677)

Cash used in operating activities:

Cash used in operating activities for the nine months ended September 30, 2025 increased $5.0 million compared to the nine months ended September 30, 2024 primarily driven by a decrease in cash received from our partners in the period ending September 30, 2025. We received $12.1 million of cash from our partners in the nine months ended September 30, 2025, compared to $20.4 million of cash received from our partners in the nine months ended September 30, 2024. The cash received from partners is paid based on achievement of milestones and will change based on the timing of those milestone payments and the payment terms in our arrangements.

Cash used for operations independent of cash received from our partners decreased $3.3 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 mainly due to a decrease in cash used for payments to Dahae for services, equipment and supplies. Cash used for payments to Dahae were $5.3 million in the nine months ended September 30, 2025 compared to $8.2 million in the nine months ended September 30, 2024. This change is due to the timing of milestone payments under our agreement with Dahae in connection with the SK On arrangement.

Cash used for employee compensation and other employee benefit related costs, including the payout of annual performance-based incentive compensation, totaled $31.3 million in the nine months ended September 30, 2025 compared to $33.7 million for the same period in prior year. The remaining cash used in operating activities for the nine months ended September 30, 2025 were costs to operate our facilities, purchases of materials and supplies, and hazardous waste removal. We anticipate cash used in operations for the remainder of the year to remain consistent, with decreased cash receipts from partners partially offsetting decreased cash used for expenses.

Cash provided by investing activities:

Cash provided by investing activities decreased by $16.0 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to the change in the activity on our proceeds and purchases of our available-for-sale securities, change in capital expenditures, and cash used for loan receivables.

Proceeds from our available-for-sale security activity decreased $25.8 million in the nine months ending September 30, 2025 compared to the same period in prior year. This change was due to the timing of the individual security maturity date and the sale of fewer securities in the nine months ended September 30, 2025 compared to the same period in 2024.

Cash used for capital expenditures and intangibles decreased $5.3 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Capital expenditures in 2025 were primarily for the construction of our continuous electrolyte production pilot line. Cash used for capital expenditures for the same period in 2024 was for construction of our Electrolyte Innovation Center, or EIC. Capital expenditures for the nine months ended September 30, 2025 totaled $8.1 million partially offset by cash received of $2.5 million from the DOE under the Assistance Agreement. We anticipate cash used in investing for capital expenditures for the remainder of the year to increase as we continue to make progress toward the installation of the continuous electrolyte production pilot line.

Cash paid for a loan receivable from our equity method investee, Dahae, was $0 in the nine months ended September 30, 2025 and $4.5 million in the nine months ended September 30, 2024.

Cash provided by financing activities:

Cash provided by financing activities increased $39.5 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to receipt of $32.9 million of proceeds, net of offering costs, commissions, and fees, for the sale of shares of our common stock under the Distribution Agreement. Cash used in our stock repurchase program decreased $4.7 million in the nine months ended September 30, 2025 compared to nine months ended September 30, 2024. We repurchased $3.6 million of our stock under the stock repurchase program in the nine months ended September 30, 2025 compared to $8.3 million of our common stock in the nine months ended September 30, 2024. The remaining cash used in financing activities for the nine months ended September 30, 2025 was cash paid for withholding of employee taxes related to stock-based compensation and payments on finance lease liabilities, partially offset by proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Estimates

Except as set forth below, there have been no significant and material changes in our critical accounting policies and use of estimates during the nine months ended September 30, 2025 as compared to those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the 2024 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2025 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been, and may become, involved in litigation or other legal proceedings. See Note [14] of our unaudited financial statements included in this Report for more information. Regardless of outcome, litigation, including indemnity claims, can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Our business, prospects, reputation, results of operations and financial condition, as well as the price of our common stock and warrants, can be affected by a number of factors, whether currently known or unknown, including those described in “Part I, Item 1A. Risk Factors” of the 2024 Form 10-K and “Part II, Item 1A. Risk Factors” of the Q2 Form 10-Q, as such descriptions may be updated or amended in future filings we make with the SEC. When any one or more of these risks materialize from time to time, our business, reputation, results of operations and financial condition, as well as the price of our common stock and warrants, can be materially and adversely affected. There have been no material changes to our risk factors since the Q2 Form 10-Q.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit/Annex	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40284	3.1	December 13, 2021
3.2	Amended and Restated Bylaws	8-K	001-40284	3.1	November 21, 2022
10.1	Equity Distribution Agreement, dated September 5, 2025, by and between Solid Power, Inc. and Oppenheimer & Co. Inc.	8-K	001-40284	1.1	September 5, 2025
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its Inline XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2025	Solid Power, Inc.

By:	/s/ John Van Scoter
Name:	John Van Scoter
Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Linda Heller
Name:	Linda Heller
Title:	Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)