Form 10-K
period 2025-12-31
Solid Power, Inc.
filed 2026-02-25
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $367.6 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

220,578,327 shares of common stock were issued and outstanding as of February 23, 2026.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including any portions of the 2026 Proxy Statement that may be incorporated by reference, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. References in this Report to “Solid Power,” “the Company,” “we,” “us,” and “our” refer to Solid Power, Inc. and its consolidated subsidiaries. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report, regarding our future financial performance, strategy, expansion plans, including plans related to the expansion of our electrolyte production capabilities, market opportunity, operations, and operating results; estimated revenues or losses; projected costs; future prospects; and plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “will,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project,” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report. We caution you that the forward-looking statements contained herein are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

●	risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require and our ability to commercialize our technology in advance of competing technologies and our competitors;
●	risks relating to our status as a research and development stage company with a history of financial losses with an expectation of incurring significant expenses and continuing losses for the foreseeable future, including execution of our business plan and the timing of expected business milestones;
●	risks relating to the non-exclusive nature of our partnerships, our ability to secure new business relationships, and our ability to manage these relationships;
●	our ability to negotiate and execute commercial agreements with our partners and customers on commercially reasonable terms;
●	broad market adoption of EVs and other technologies where we are able to deploy our technology, if developed successfully;
●	our success attracting and retaining our executive officers, key employees, and other qualified personnel;
●	our ability to protect and maintain our owned and exclusively-licensed intellectual property, including in jurisdictions outside of the United States;
●	our ability to secure government contracts and grants, changes in government priorities with respect to our government contracts and grants or government funding reductions or delays, and the availability of government subsidies and economic incentives;
●	delays in the construction and operation of facilities that meet our short-term research and development and long-term electrolyte production requirements;
●	changes in applicable laws or regulations, including tariffs;
●	risks relating to, and potential liabilities resulting from, our information technology infrastructure and data security incidents, threats, breaches, or attacks;
●	risks relating to other economic, business, or competitive factors in the United States and other jurisdictions, including supply chain interruptions and changes in market conditions, and our ability to manage these risks and uncertainties; and

Solid Power, Inc. | 2025 Form 10-K | 3

●	those factors discussed in “Part I, Item 1A. Risk Factors” in this Report.

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

Solid Power, Inc. | 2025 Form 10-K | 4

PART I

Item 1. Business

Overview

Solid Power is a U.S.-based leader in solid-state battery technology and manufacturing processes. Our core technology is a sulfide-based solid electrolyte material, which replaces the liquid or gel electrolyte used in traditional lithium-ion battery cells. We believe our electrolyte technology has the potential to enable a step-change improvement in battery cell performance beyond what is currently achievable in conventional lithium-ion battery cells, including improved energy density, battery life, and safety performance. We are currently targeting the battery electric vehicle (“EV”) market due to the size and perceived demand for next generation battery technology but believe our technologies can have a broader application as the technologies mature.

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

Technologies and Pilot Manufacturing

Our electrolyte is a sulfide-based material comprised of lithium sulfide (“Li2S”) and other inputs. We believe most OEMs and battery manufacturers have a technology roadmap that includes sulfide-based, solid-state cell products that can utilize our electrolyte. Our electrolyte is made from abundant materials produced at industrial scale in multiple geographical locations, except for the Li2S precursor material. Since we anticipate our Li2S need to significantly increase upon commercialization, we are taking a two-pronged approach to secure supply: sourcing from multiple global entities as well as pursuing development of in-house processes to produce material.

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

We currently produce electrolyte on two pilot manufacturing lines using a batch manufacturing process. The electrolyte we produce is used for customer sampling and internal cell development. By the end of 2026, we expect to commission a pilot electrolyte line using a continuous manufacturing process. The continuous manufacturing line is expected to provide proof-of-concept of production-intent electrolyte manufacturing processes before proceeding to mass production.

Our current cell design is a multi-layered stacked pouch design made with a lithium nickel manganese cobalt oxide (“NMC”) cathode, silicon-based anode, and separator, each of which contains our electrolyte. We produce cells in sizes ranging from 0.2 Ah to 60 Ah. While our cell research and development efforts are focused on electrolyte product competitiveness, our research and development teams are also working on lithium metal and anode-free cells. Longer-term, we may pursue the development of a nickel- and cobalt-free battery cell design that could remove certain costly materials. Each of these technologies are significantly earlier in development than our current NMC-silicon cell design.

We currently produce our solid-state cells on pre-pilot and pilot cell manufacturing lines. Our cell manufacturing processes were developed around industry-standard lithium-ion battery cell manufacturing processes and equipment. We currently manufacture all of our cell designs ourselves, including our cathodes and anodes, using materials sourced from external suppliers. We source other input materials from both industry-leading and emerging suppliers. The cells we produce are used to improve the performance of our electrolyte and support our partners’ cell development programs.

Solid Power, Inc. | 2025 Form 10-K | 5

Partnerships

We collaborate with a number of industry leaders, including BMW of North America LLC (“BMW”), Samsung SDI Co., Ltd. (“Samsung SDI”), SK On Co., Ltd. (“SK On”), and other OEMs and Tier 1 battery manufacturers. We expect to continue to work closely with these parties to improve our electrolyte and ultimately commercialize our technologies.

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

2025 Business Highlights

Drove electrolyte innovation and performance through feedback from cell development and customers.

In 2025, we focused our cell research and development efforts on enhancing the feedback between our cell and electrolyte teams, with the ultimate goal of developing a superior understanding of how and why our electrolyte performs in a solid-state cell and using that knowledge to help our electrolyte customers improve their cell development. We also sampled electrolyte to potential customers, partners, and industry leaders and received productive customer feedback. Through this focus and our sampling efforts, we improved our understanding of our electrolyte performance, identified process engineering and electrolyte improvements, and worked to tailor our electrolyte to meet customers’ specifications. We believe we are the only entity with both pilot-scale sulfide electrolyte manufacturing and pilot-scale solid-state cell manufacturing capabilities, which positions us to utilize feedback from our internal cell development team as well as feedback from customers and other external parties to improve our electrolyte products.

Executed on our electrolyte development roadmap.

In January 2025, we entered into an assistance agreement (as amended in May 2025, the “Assistance Agreement”) with the U.S. Department of Energy (“DOE”) for a grant of up to $50 million under the Infrastructure Investment and Jobs Act, or Bipartisan Infrastructure Law. With this project, we intend to install the first globally known continuous manufacturing process of sulfide-based solid electrolyte materials for advanced all-solid-state batteries and expand our electrolyte production capabilities. The expansion is designed to further our technology roadmap and support anticipated small volume programs of current and future customers as they begin to transition from traditional lithium-ion to solid-state battery technology. During 2025, we finished ordering long-lead time equipment and conducted detailed design for a pilot line designed to manufacture electrolyte on a continuous process.

Our cost share obligation under the Assistance Agreement is $60 million, and we are subject to certain reporting requirements and compliance obligations under the Assistance Agreement. We may not receive continued funding under the Assistance Agreement in the amount we expect. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to Development and Commercialization—We rely on government contracts and grants for a portion of our revenue and to partially fund our research and development activities, and such contracts and grants are subject to a number of uncertainties, challenges, and risks.”

Continued electrolyte sampling and pursued long-term customers.

We continued our electrolyte sampling efforts and saw demand for multiple generations of electrolyte from both existing and new customers during 2025. In October 2025, we announced a joint evaluation agreement with Samsung SDI and BMW AG (the “Joint Evaluation Agreement”) to progress the development of all-solid-state batteries, marking meaningful progress on our path towards commercialization and validating our electrolyte sampling efforts. For more information on our collaboration with Samsung SDI and BMW AG, see “—Partnerships—Samsung SDI” below.

Solid Power, Inc. | 2025 Form 10-K | 6

Executed on the SK On Agreements.

We continued to execute on our agreements with SK On in 2025, including a research and development technology license agreement (the “SK On R&D license”), line installation agreement, and electrolyte supply agreement (collectively, the “SK On Agreements”). The SK On Agreements are designed to allow SK On to develop solid-state cells based on our technology and operate a pilot cell manufacturing line at SK On’s facility (the “SK On Line”) using our electrolyte. We completed the factory acceptance testing milestone in the line installation agreement and neared completion of site acceptance testing at SK On’s facility. For more information regarding our relationship with SK On, see “—Partnerships—SK On” below.

Remained fiscally disciplined.

During 2025, we focused on extending our runway through financial discipline while still investing appropriately in technology development and process improvements. We also raised net proceeds of $88.8 million after deducting offering costs, commissions, and fees through sales of our shares of common stock under an at-the-market offering program (the “ATM”). See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

2026 Development Objectives

Multiple new potential customers and industry leaders requested samples of our electrolyte in 2025, and the majority of our electrolyte volume went to our partners in the Republic of Korea in 2025. We believe Tier 1 battery manufacturers and OEMs are coalescing around sulfide solid-state batteries as the preferred solid state cell architecture of the future and view our continued sampling activities as a validation of our intended business model.

Through the sampling process, we have seen a variety in approaches to cell designs and, accordingly, are focused on developing a strong understanding of how our electrolyte affects certain cell performance parameters and performs relative to other sulfide electrolyte products. We believe this can give Solid Power a competitive advantage compared to electrolyte producers that do not have cell competencies and drive commercialization of our electrolyte. We aim to facilitate worldwide cell development using our electrolyte and intend to leverage our cell capabilities to support our electrolyte development rather than to compete with Tier 1 cell manufacturers and OEMs. We believe this strategy gives us the best opportunity to be the electrolyte supplier of choice to Tier 1 battery manufacturers and OEMs that choose to produce their own battery cells.

As the solid-state battery landscape continues to evolve, we are focused on the following near-term objectives:

Strengthen relationships with our partners through continued execution.

We believe continued execution on our agreements with our partners is important for developing and securing long-term customers. In 2026, we expect to continue providing Samsung SDI with electrolyte under the Joint Evaluation Agreement. To meet applicable technical requirements and Samsung SDI’s expectations for our electrolyte, we plan to continue developing our technology and pursuing electrolyte innovation. Additionally, we have substantially completed the deliverables for site acceptance testing of the SK On Line and expect site acceptance to be complete in the first quarter of 2026. Following completion of site acceptance testing, we expect to work with SK On to conduct validation activities under the SK On R&D license. As part of the validation efforts, we plan to begin delivering electrolyte to SK On under the electrolyte supply agreement in 2026. The pace of battery technology development is not predictable, and there can be no assurance that we will achieve the technical and contractual requirements under our agreements. See “Part I, Item 1A. Risk Factors—Risks Related to Development and Commercialization” for more information.

Continue executing on our electrolyte development roadmap.

We expect to commission our continuous electrolyte production line by the end of 2026. Once installed, we expect this pilot line to expand our annual electrolyte production capacity to up to 75 metric tons. We believe a continuous manufacturing process is necessary prior to scaling to commercial volumes, and this pilot line is designed to allow us to learn and optimize the manufacturing processes ahead of full commercialization. In addition, we expect the continuous manufacturing process will allow us to produce electrolyte at a lower cost compared to today’s process.

In anticipation of additional demand for sulfide electrolyte in the Korean battery market, we also intend to pursue a potential partnership for commercial-scale electrolyte production in the Republic of Korea. To complement our technical expertise, we plan to explore potential partners with process capabilities and capital to support construction of a facility capable of producing up to 500 metric tons of electrolyte annually.

Promote electrolyte product competitiveness.

During 2026, we plan to focus on enhancing our understanding of key metrics for competitive electrolyte and how our electrolyte performs relative to those metrics and enabling customer success in utilizing our electrolyte products. We believe this focus

Solid Power, Inc. | 2025 Form 10-K | 7

will support our efforts to develop competitive products and secure long-term customers. To support these efforts, we plan to utilize our Electrolyte Innovation Center, or EIC, to develop, improve, and test electrolyte manufacturing processes as well as electrolyte products. We also intend to continue focusing our cell research and development activities on improving our understanding of how and why our electrolyte performs in a solid-state cell and using that knowledge to help our electrolyte customers improve their cell development.

Remain fiscally disciplined.

We believe maintaining and using our strong balance sheet to best position Solid Power to reach commercialization are critical for our success. During 2026, we intend to maintain our focus on extending our runway through financial discipline while still investing appropriately in technology development and process improvements. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In January 2026, we received net proceeds of $122.2 million, after deducting fees and before expenses, from a registered direct offering (the “Registered Direct Offering”). See Note 16 of our audited financial statements included in this Report for more information.

Partnerships

Since we do not contemplate becoming a commercial cell manufacturer, one of our key goals is to establish and expand partnerships with Tier 1 battery manufacturers and OEMs. Our agreements with our partners are non-exclusive, allowing us to pursue additional OEM or battery manufacturer relationships. The following sets forth the material terms of our agreements with our partners.

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

During 2022, we amended our JDA to provide BMW with a research and development-only license to certain of our intellectual property relating to cell manufacturing. The license allows for BMW to install a solid-state prototype cell manufacturing line based upon our proprietary information and BMW agreed to pay us $20 million between December 2022 and June 2024, subject to our achieving certain milestones. During 2024, we engaged with BMW in joint development and manufacturing activities at our facilities. Under the terms of the amended JDA, any intellectual property developed jointly by BMW and Solid Power at our facilities will be solely owned by us. In June 2024, we amended our JDA with BMW to (i) extend the term of the JDA to September 30, 2024 and (ii) revise the payment schedule under Amendment No. 4 to the JDA, effective November 1, 2022. In September 2024, we further amended our JDA with BMW to (i) extend the term of the JDA until we hit certain development milestones; provided that BMW will have termination rights in certain circumstances beginning on December 31, 2025, and (ii) revise certain deliverables and the timing to achieve various milestones and development targets and confirm cell performance requirements. We intend to negotiate a non-exclusive electrolyte supply agreement to supply BMW with our electrolyte material following commissioning of BMW’s prototype cell manufacturing line.

BMW Group’s introduction of an i7 test vehicle featuring our cells and solid-state battery technology in May 2025 was a significant achievement in our partnership with BMW. In October 2025, we expanded our partnership with BMW through a collaboration with BMW AG and Samsung SDI to progress development of all-solid-state batteries. For more information on our partnership with BMW AG and Samsung SDI, see “—Samsung SDI.”

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

Solid Power, Inc. | 2025 Form 10-K | 8

BMW Holding has the right to designate an individual to attend meetings of our Board and its committees in a non-voting, observer capacity.

Samsung SDI

In October 2025, we announced a collaboration with Samsung SDI and BMW AG to pursue development and validation of a demonstration vehicle powered by all-solid-state battery technology. We entered into a Joint Evaluation Agreement with Samsung SDI and BMW AG that outlines the collaborative framework. Under the Joint Evaluation Agreement, we agreed to provide electrolyte to Samsung SDI, which Samsung SDI will use to fabricate separator and/or catholyte and build cells, in each case subject to achievement of technical requirements. Samsung SDI will determine whether the cells satisfy performance parameters and requirements to be agreed between BMW and Samsung SDI.

SK On

Our relationship with SK On began in 2021 with a non-exclusive JDA for joint production of our EV cells. SK On also invested $30 million into our company in connection with the closing of our business combination with Decarbonization Plus Acquisition Corporation III in 2021. In January 2024, we deepened our relationship with SK On through entry into the SK On Agreements.

Under the SK On R&D license, SK On licensed our cell designs and manufacturing processes in exchange for payments totaling $20 million from 2024 to 2027, upon achievement of milestones. The SK On R&D license limits SK On to research and development activities and may not be used for commercial cell production. The line installation agreement provides that Solid Power will design, procure, and install the SK On Line at one of SK On’s Korea facilities in exchange for an estimated $22 million, upon achievement of milestones. SK On also agreed to purchase our electrolyte for use on the SK On Line through the electrolyte supply agreement. Initially, under the electrolyte supply agreement, SK On will purchase electrolyte to validate the SK On Line. SK On is required to purchase at least eight metric tons of electrolyte from Solid Power through 2030, which we expect SK On to use in advancing its cell technologies. Depending on volumes, we expect to receive at least $8.3 million from these electrolyte sales.

Ford Motor Company

In 2021, we and Ford Motor Company (“Ford”) entered into a JDA relating to testing and vehicle integration of our EV cells. The terms of the JDA permit Ford to share in certain intellectual property developed under the JDA and limit our ability to share developments gained through the course of performance of the JDA with other partners in certain circumstances. In December 2024, we amended our JDA with Ford to extend the expiration date to December 31, 2025 and to revise our cell material delivery obligations. Effective December 31, 2025, in connection with the winding up of our cell development activities with Ford, we and Ford amended the JDA to further extend the expiration date to March 31, 2026, revise certain deliverables, and provide Ford with a license to certain of our background technology. We expect the JDA will expire by its terms on March 31, 2026. Following expiration of the JDA, we aim to pursue opportunities to supply Ford with our electrolyte material.

Intellectual Property

Our proprietary battery material and cell technology is protected through a combination of patents, patent applications, trade secrets, and know-how. Our patent portfolio includes technologies we invented, in addition to exclusive licenses obtained from the University of Colorado Boulder and Oak Ridge National Laboratory. Solid electrolyte materials and methods of production make up the largest portion of our patent application filings. Additional subjects include electrode and cell designs, cell processing methods, and electrolyte precursor methods, among others. We regularly file new applications in areas that are enforceable or reverse-engineerable. As of February 1, 2026, we owned or exclusively licensed 24 issued United States patents, 100 pending United States patent applications, 111 non-United States and PCT patents and applications, 2 registered United States trademarks, 2 pending United States trademarks, and 1 registered or pending non-United States trademarks. Patents issued to us will begin expiring in 2036. Processes for manufacturing sulfide-based solid electrolyte materials and solid-state cells make up the majority of our trade secrets. We further protect our intellectual property, including our trade secrets and know-how, with non-disclosure agreements for all employees, consultants, and other third parties, material transfer agreements, and license agreements as well as physical and technological security measures.

Competition

Performance improvements in next-generation battery and EV technology is expected to contribute to global adoption of EVs. This trend has heightened competition and brought new entrants into the industry. We compete directly with both established

Solid Power, Inc. | 2025 Form 10-K | 9

and emerging materials suppliers and battery cell producers in the United States and abroad, and some of our competitors may be better capitalized or have more experience, superior products, or stronger relationships with their suppliers and customers.

A number of mature and development-stage companies are seeking to improve conventional lithium-ion battery cells or to develop new technologies for battery cells. Some of these companies have established relationships with OEMs and are in varying stages of development.

We believe our ability to compete successfully with both traditional lithium-ion and new battery technology will depend on several factors, including electrolyte performance and cost, safety, energy density, and battery life, and non-technical factors such as brand, established customer and partner relationships, and financial and manufacturing resources. We believe our relationships with our partners can expedite our research and development process relative to our competitors by creating a feedback loop allowing for rapid and intelligent iterations.

Government Regulation and Compliance

We are subject to substantial regulation in the United States and abroad, including international, federal, state, and local laws which may vary from country to country and are subject to change. Government regulations frequently control how battery cells and their components are stored, transported, used, and disposed of through environmental laws and regulations regarding hazardous substances and solid waste. These laws may impose strict, joint, and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. In the ordinary course of operations, we, through third parties and contractors, may handle hazardous substances within the meaning of the Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and, as a result, may be jointly and severally liable for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. We are also subject to the strict requirements of the Resource Conservation and Recovery Act and comparable state statutes for the generation or disposal of solid waste, which may include hazardous waste. We believe we are in material compliance with applicable environmental laws and regulations. The cost of compliance with such laws and regulations has not had a material adverse effect on our capital expenditures, earnings, or competitive position and is not anticipated to have a material adverse effect in the future. However, we cannot guarantee that we are in full compliance with all environmental laws and regulations or that we will be able to comply with any future requirements or changes in such laws and regulations without significant costs.

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

Human Capital

As of February 1, 2026, we employed approximately 230 employees, primarily based out of our facilities in Louisville, Colorado and Thornton, Colorado. Many of our employees have a technical background or hold advanced engineering and scientific degrees. We believe building and maintaining an inclusive and equitable culture is important for our success and are committed to providing a workplace free of harassment or discrimination.

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

Solid Power, Inc. | 2025 Form 10-K | 10

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

We use our website (www.solidpowerbattery.com) and various social media channels (e.g., Solid Power, Inc. on LinkedIn) as a means of disclosing information about Solid Power and our products to our customers, investors, and the public. The information posted on our website and social media channels is not incorporated by reference in this Report or in any other report or document we file with the SEC. Further, references to our website URLs are intended to be inactive textual references only. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Solid Power when you enroll your e-mail address by visiting the “Investor Email Alerts” section of our website under “Resources” at https://ir.solidpowerbattery.com. Although our executive officers may also use certain social media channels, we do not use our executive officers’ social media channels to disclose information about Solid Power or our products.

Information about our Executive Officers

Set forth below, in alphabetical order, is a list of our executive officers as of February 25, 2026, including each executive officer’s principal occupation and employment during the past five years. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until their successor is appointed or their earlier death or removal or resignation from such office. Each executive officer’s age is set forth in the table next to their name.

Name	Position	Age
Joshua Buettner-Garrett	Chief Technology Officer	40
Linda Heller	Chief Financial Officer, Treasurer, and Secretary	62
John Van Scoter	President, Chief Executive Officer, and Director	64

Joshua Buettner-Garrett serves as our Chief Technology Officer. Mr. Buettner-Garrett joined Solid Power as Chief Technology Officer in November 2013. Prior to joining Solid Power Operating, Inc., he served as Program Manager of the Energy Storage Group at ADA Technologies, Inc., a research and product development business, from 2011 to 2013. He served as a Senior Research Scientist in the ADA Technologies’ Energy Storage Group from 2010 to 2011. Mr. Garrett holds a B.S. in Mechanical Engineering from Arizona State University and a M.S. in Mechanical Engineering from Colorado State University.

Linda Heller has served as our Chief Financial Officer and Treasurer since June 2024 and as our Secretary since May 2025. Prior to joining Solid Power, Ms. Heller served as Chief Financial Officer of Swell Energy, Inc., a distributed solar energy resource and deployment platform company, from May 2021 until June 2024. Prior to Swell Energy, Inc., Ms. Heller served as Chief Financial Officer and Corporate Secretary of Deca Technologies, Inc., a wafer technology company, from September 2017 to March 2020, and as Chief Financial Officer of eSolar, Inc., an early-stage solar power plant technology company, from 2013 to 2017. Ms. Heller served as Senior Vice President, Finance and CFO of Power-One, Inc., a formerly publicly traded company with shares listed on Nasdaq, from 2008 until 2010. She has also served as a director since 2016 and as chairman of the board since June 2020 of Active Life Scientific, Inc., an early-stage medical device company. Ms. Heller holds a B.A. in Economics from Rice University and an M.S. in Management from the MIT Sloan School of Management.

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

Solid Power, Inc. | 2025 Form 10-K | 11

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

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

●	The pace of battery technology development is not predictable. Delays or failures in accomplishing development objectives may postpone or prevent us from generating revenues from the sale of electrolyte or licensing of our cell technology. Expectations for when we will achieve various technical and production-level performance objectives depend in large part upon assumptions, estimates, measurements, testing, analyses, and data developed and performed by us, which may be incorrect or flawed.
●	We may not successfully develop our electrolyte for commercialization or attract customers. There is currently no commercial market for sulfide-based solid electrolytes and one may never emerge. Even if sulfide-based solid electrolytes are commercially adopted, we may not be able to effectively compete in any market.
●	It will be challenging to develop sulfide-based solid electrolyte capable of production at volume and with acceptable performance, yields, and costs.
●	We have not reached agreement with our partners on economic terms for the commercial sale of electrolyte or licensing of our cell technology. As a result, our projections of revenue and other financial results are uncertain.
●	We may not successfully commercially license our cell technology to OEMs or cell manufacturers or generate material revenue from our cell technology.
●	We have only conducted preliminary safety testing on our cells. Any cells using our technology will require additional and extensive safety testing prior to being installed in EVs.
●	If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.
●	The non-exclusive nature of our agreements exposes us to the risk that our partners may elect to pursue other battery cell technologies or partners.
●	We have a limited number of joint development and other agreements relating to our technology. We cannot control the pace and timing of our partners’ efforts under these programs or the timing of potential commercialization of our technology, and our inability to enter into development relationships with additional partners may impair our ability to control the timing of our development activities, sell our electrolyte, or generate licensing revenue.
●	If we fail to meet certain milestones or requirements under certain of our agreements within the required time frames or extend or modify the terms of these agreements, our partners may terminate the agreements and discontinue their partnerships with us.
●	Our business depends on our ability to manage our relationships with existing and future partners, customers, suppliers, and contractors, and we may not successfully manage these business relationships.

Solid Power, Inc. | 2025 Form 10-K | 12

●	The terms of certain agreements permit our partners to share in the intellectual property developed through the research and development efforts under their respective agreements. In certain circumstances, our ability to share developments gained through the course of performance of a particular agreement with our other partners may be limited, and our partners may be able to exploit certain of the intellectual property developed under their respective agreements in ways that are detrimental to us.
●	We are subject to risks relating to the construction of facilities for our short-term research and development and long-term electrolyte production requirements.
●	The battery market continues to evolve and is highly competitive, and we may not be successful in competing in this market or establishing and maintaining confidence in our long-term prospects among current and future partners and customers.
●	We may not be able to accurately estimate future demand for our technology, which could result in a variety of inefficiencies in our business, hinder our ability to generate revenue, and cause us to incur additional costs or experience delays.
●	We rely heavily on owned and exclusively-licensed intellectual property, including patent rights, trade secrets, copyrights, trademarks, and know-how, and we may be unable to protect and maintain access to these intellectual property rights.
●	We have not performed exhaustive searches or analyses of the intellectual property landscape of the battery industry and cannot guarantee that our technology, or its ultimate integration into EVs, does not infringe intellectual property rights of third parties. We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and cause us to incur substantial costs.
●	Our business plan has yet to be tested, and we may not succeed in executing on our strategic plans, including commercialization.
●	We are a research and development stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.
●	We may require additional capital to support business growth, and this capital might not be available on commercially reasonable terms or at all.
●	We may be unable to adequately control the costs associated with our operations and the components necessary to develop our technology.
●	If we fail to effectively manage our future growth, we may not be able to market and license the technology and know-how to sell our electrolyte or manufacture our cells.
●	Incorrect estimates or assumptions by management in the preparation of our consolidated financial statements could adversely impact our reported assets, liabilities, income, revenue, or expenses.
●	We incur significant expenses and administrative burdens as a public company.
●	Our business could also be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting as required by SOX.
●	We have been, and may in the future be, subject to lawsuits, regulatory actions, or government investigations and inquiries which could lead us to incur significant costs or harm our reputation.
●	The price of our common stock and Warrants (as defined below) could be adversely impacted by sales of substantial amounts of our common stock or Warrants in the public market or the perception that such sales could occur.
●	The price of our common stock may be volatile, and holders of our common stock could lose a significant portion of their investment if the price of our common stock declines.

Solid Power, Inc. | 2025 Form 10-K | 13

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

Our expectations for when we will achieve various technical and production objectives reflect our current expectations and estimates. Whether and when we achieve these objectives depend on a number of factors, many of which are outside our control, such as:

●	the success and timing of our development activities, including our ability to develop electrolyte and cell technologies with desired qualities and performance metrics;
●	our success in securing additional development partnerships and the pace of our efforts with each of them;
●	the extent of consumer acceptance of EVs generally and those deploying our products in particular;
●	competition, including from established and future competitors in the battery industry or from competing technologies that may be used to power EVs as well as increased competition from China;
●	unanticipated technical or manufacturing challenges or delays;
●	difficulties identifying or constructing the necessary manufacturing facilities;
●	other technological developments that could adversely impact the commercial potential of our technology;
●	adverse developments in our partnership relationships, including termination of our partnerships, changes in our partners’ timetables and business plans, or turnover in key personnel at our partners;
●	our ability to manage our growth;
●	our ability to manage our relationships with key suppliers and the availability of the raw materials we need to procure from them;
●	whether we can obtain sufficient capital when required to build our manufacturing facilities and sustain and grow our business;
●	our ability to retain existing key management, integrate new hires, and attract, retain, and motivate qualified personnel; and
●	the overall strength and stability of domestic and international economies.

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

Our business plan contemplates that we will sell our electrolyte to Tier 1 battery manufacturers and OEMs. However, our electrolyte is in the development stage, and we anticipate that our research and development efforts will extend in an iterative process even beyond delivery of our electrolyte to customers wishing to incorporate the material into their products. The continuous need to refine and optimize our products and processes will require us to continue to perform extensive and costly research and development efforts. For example, through validation efforts, we have learned, and may continue to learn, that our electrolyte contains impurities or otherwise does not meet the quality or performance requirements of our customers consistently or at all. Fixing any such problems may require design changes or other research and development efforts, take significant time, and be costly. If our electrolyte fails to perform as expected, we could fail to attract or lose customers of our electrolyte.

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

Solid Power, Inc. | 2025 Form 10-K | 14

Further, we may have to compete with established companies that may be better capitalized or have more experience, superior products, or stronger relationships with their suppliers and customers. Potential customers may be wary of unproven products or not be inclined to work with less established businesses, and large organizations may have significant purchasing power and leverage in negotiating contractual arrangements with us. We will need to obtain or maintain our qualification as a supplier to potential customers. To do so, we will need to comply with standards and achieve and maintain certifications that are or may be required by potential customers, such as International Organization for Standardization (ISO) certifications. In addition, large organizations often have lengthy sales cycles, which may increase the risk that we spend substantial time and resources on a customer that ultimately elects not to purchase our products. If we are unable to successfully sell commercial volumes of electrolyte, we may be unable to achieve our financial projections, we may not recoup the costs associated with scaling production of our electrolyte, and our reputation and prospects may be adversely impacted, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

Our business depends on our ability to produce sulfide-based solid electrolyte at volume and with acceptable performance, yields, and costs. Developing the technology and know-how to produce electrolyte with acceptable performance at scale and cost is extremely challenging. We face significant obstacles to reaching commercial levels of electrolyte production, including:

●	developing electrolyte that consistently meets the quality and performance requirements of our customers;
●	understanding optimization requirements for high volume manufacturing equipment;
●	increasing production capacity through development and implementation of a continuous manufacturing process and construction of facilities capable of producing electrolyte on the commercial scale;
●	securing materials, components, and equipment necessary for commercial production; and
●	reducing cost of production.

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

We may not successfully commercially license our cell technology to OEMs or cell manufacturers or generate material revenue from our cell technology.

Our cell architecture is inherently complex and incorporates technology and components that have not been used in commercial battery cell production. As with our electrolyte, we expect our research and development efforts, as well as our partners’ research in development efforts, to extend in an iterative process even beyond delivery of cells using our technology to OEMs for validation in order to refine and optimize our cell technology. For example, we have learned, and may continue to learn, from validation efforts that our cells and cells using our technology contain defects or errors that cause the cells not to perform as expected. Fixing any such problems may require design changes or other research and development efforts, take significant time, and be costly. Any failure of cells using our technology to perform as expected could harm our ability to commercially license our cell technology as well as sell our electrolyte.

We expect to need, and expect our partners and customers to need, several additional years of research and development before cells using our technology will be advanced enough for us to realize material revenue from licensing our cell technology. We or

Solid Power, Inc. | 2025 Form 10-K | 15

our partners or customers must overcome significant hurdles to complete development, validation, and automotive qualification of cells using our technology, including:

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

We have encountered, and expect that we or our partners or customers may continue to encounter, engineering challenges and delays as we increase the dimensions and throughput of cells and cell components. In order to be commercially viable, cells using our technology will need to be capable of being produced at a high yield without compromising performance, and we or our customers will have to solve related packaging challenges in a way that is scalable and at an acceptable cost. If we or our customers are unable to overcome these engineering and mechanical hurdles, we may not succeed in commercially licensing our cell technology.

To generate material revenue from our cell technology, we will also need to identify customers willing to license our cell technology and enter into commercial license agreements. If we fail to bring our cell technology to market on a timely basis, products and technologies developed by others could render our cell technology obsolete or noncompetitive. Even if we complete development and succeed in entering into commercial license agreements, we may not start to generate revenues from such agreements until our partners or customers have retrofitted or constructed and deployed facilities to build cells using our technology at scale and we have constructed facilities to produce commercial volumes of our electrolyte. Any delay in development, automotive qualification, manufacturing scale-up, or construction of commercial electrolyte production facilities would delay our time to generate material revenue and may adversely impact our end-user relationships, including OEMs. Significant delays in providing commercial licenses to our technology could have a material adverse effect on our business, prospects, results of operations, and financial condition.

We have only conducted preliminary safety testing on our cells. Any cells using our technology will require additional and extensive safety testing prior to being installed in EVs.

To achieve acceptance by OEMs and be installed in commercially available EVs, any cells using our technology will have to undergo extensive safety testing in addition to the preliminary safety testing we have conducted. We cannot guarantee that such tests will be successful. We have identified, and we or our partners may continue to identify, different or new safety performance issues during our cell development that have not been present previously. For example, during late 2023 and early 2024, a few EV cells we produced went into thermal runaway during testing. We have identified the root cause for these performance issues and continue actively working to improve safety performance, but we cannot guarantee that we or our partners will successfully mitigate the problem. We and our partners have made, and will continue to make, cell design and manufacturing process changes to address performance issues, which may lead to delays to or suspension of research and development projects or commercialization and in turn have a material adverse effect on our business, prospects, results of operations, and financial condition.

In addition, we have a limited frame of reference from which to evaluate the long-term performance of our technology. Issues or problems could arise once our technology has been deployed for a longer period, and we cannot guarantee that we or our partners will be able to detect and fix any defects or errors. If our customers determine our technology does not perform as expected, they may delay deliveries, terminate further orders, or initiate product recalls, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.

Our success depends on our ability to attract and retain our executive officers, key employees, and other qualified personnel, and our operations could be severely disrupted if we lost their services. Additionally, we have experienced, and may continue to experience, turnover in our executive officers, key employees, and other qualified personnel. For example, our Chief Operating Officer resigned in 2025. We continue to be highly dependent on the services of our executive officers and other senior technical and management personnel who would be difficult to replace. If we make strides in development of our technologies or competition in battery cell technology and EVs intensifies, the risk that competitors or other companies will seek to hire our personnel could increase. Further, competition for qualified personnel can be intense, and our ability to attract and retain them depends on our ability to provide competitive compensation and an attractive work environment. We may not be able to attract and retain qualified personnel in the

Solid Power, Inc. | 2025 Form 10-K | 16

future and may continue to experience turnover. Departure of key personnel or continued turnover may inhibit our ability to successfully attract and retain the personnel necessary to grow our business, and result in stockholder uncertainty and cause the price of our common stock and Warrants to decline, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

The non-exclusive nature of our agreements exposes us to the risk that our partners may elect to pursue other battery cell technologies or partners.

Our partners are motivated to develop and commercialize improved battery cell technologies. To that end, our partners have invested, and are likely to continue investing, in their own development efforts and, in certain cases, in agreements with our current and future competitors. Other technologies could be developed more rapidly or be more efficient or effective than ours. Our partners may elect to adopt and install their own or a competitor’s cell technology or products over ours, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

We have a limited number of joint development and other agreements relating to our technology. We cannot control the pace and timing of our partners’ efforts under these programs or the timing of potential commercialization of our technology, and our inability to enter into development relationships with additional partners may impair our ability to control the timing of our development activities, sell our electrolyte, or generate licensing revenue.

We currently have agreements with a limited number of partners, including BMW, Samsung SDI, and SK On, pursuant to which we are collaborating in the development and commercialization of our technology. We are actively seeking additional partnerships, including with other OEMs or Tier 1 battery manufacturers, in an effort to diversify our development and commercialization risks. However, the relationships we have with our existing partners and our partners’ rights under their respective agreements may deter other OEMs and battery manufacturers from working with us. If we are not successful in establishing partnerships with other OEMs or battery manufacturers, we will remain highly dependent upon our existing partners. Because we generally cannot control the pace or extent of our partners’ collaborative efforts with us, the pace of our efforts generally must align with that of each partner. Further, our partners’ interests and priorities may not align with our own. As a result, a failure to diversify may prevent us from controlling the timing at which our technology matures to commercialization and harm our prospects.

If we fail to meet certain milestones or requirements under certain of our agreements within the required time frames or extend or modify the terms of these agreements, our partners may terminate the agreements and discontinue their partnership with us.

We have non-exclusive agreements, including with BMW, to collaborate on the research and development of our cells. The terms of some of these agreements generally require us to continue our research and development of solid-state battery cells and component materials such that our products are capable of being deployed in EVs within the next few years. The Joint Evaluation Agreement requires us to achieve certain technical requirements, and the SK On R&D license includes certain contractual requirements for the SK On Line. Although we have extended some of these agreements, our products remain in the development stage, and we cannot guarantee that we will be able to complete research and development in the time frame required by these agreements or otherwise satisfy our obligations. If we do not meet these milestones or requirements or agree with our partners to extend or modify the terms of these agreements, we may not receive expected payments under these agreements and our partners may terminate their participation in the agreements without liability to us, which could adversely impact our reputation and prospects. In addition to terminating their participation under our existing agreements, our partners could elect not to pursue other development activities or arrangements and cease partnering with us, which could also adversely impact our reputation and prospects.

Our business depends on our ability to manage our relationships with existing and future partners, customers, suppliers, and contractors, and we may not successfully manage these business relationships.

We rely on a number of third parties in connection with development of our technology and performance on our contracts. Our partners, customers, suppliers, and contractors may have economic, business, or legal interests or goals that are inconsistent with ours. As a result, it may be challenging for us to resolve issues that arise in respect of the performance of our contracts, including our agreements with our partners. Any significant disagreements with these third parties may impede our ability to maximize the benefits of our partnerships and perform our contractual obligations and may slow the commercial roll-out of our technology. For example, we are utilizing a partner for installation of the SK On Line and expect to utilize this partner for assistance with validation activities under the SK On R&D license. A failure by our partner to satisfactorily and timely provide services could adversely impact our ability to fulfill our obligations under our line installation agreement with SK On and the SK On R&D license. In addition, if our counterparties are unable or unwilling to meet their economic or other obligations under our agreements, we may be required to fulfill those obligations alone, which could delay our research and development progress. Turnover in key personnel at our counterparties, including our partners, could adversely impact our ability to work productively with such counterparties and delay or impede our ability to achieve contractual milestones, requirements, or other objectives.

Solid Power, Inc. | 2025 Form 10-K | 17

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

We are subject to risks relating to the construction of facilities for our short-term research and development and long-term electrolyte production requirements.

Our business plan contemplates that we will construct additional facilities for research and development and commercial electrolyte manufacturing. In the near term, we are working to expand our electrolyte material production capabilities at our existing facilities in Colorado through, for example, installation of equipment for continuous manufacturing of electrolyte. We may experience risks and complications associated with engineering and construction, including cost overruns and delays. Delay in the installation of a continuous production line could harm our development efforts and delay the expected expansion of our production capacity. In anticipation of additional demand for sulfide electrolyte in the Korean battery market, we also intend to pursue a potential partnership for commercial-scale electrolyte production in the Republic of Korea. To complement our technical expertise, we plan to explore potential partners with process capabilities and capital to support construction of a facility capable of producing up to 500 metric tons of electrolyte annually. However, there can be no assurance that we will establish a partnership to achieve these manufacturing goals in the near term or at all.

In the long term, we will need to construct facilities to produce commercial volumes of our electrolyte in connection with potential supply agreements, alone or with a potential partner. We have not secured a location or obtained the necessary licenses, approvals, permits, or consents for commercial-level electrolyte manufacturing facilities. In connection with constructing these facilities, we will need to identify and acquire the land or obtain leases for suitable locations that are appropriately zoned for activities involving hazardous materials, which will limit where such facilities may be located and may require us to pay a premium for any such real estate. If we fail to do so, or otherwise encounter delays or lose necessary licenses, approvals, permits, consents, or commercial agreements, we could face delays or terminations of construction or development activities. If our planned facilities do not become operable on schedule, or at all, or become inoperable, production of our electrolyte and our business will be harmed.

Even if we successfully license our cell technology, we are subject to risks relating to production scale manufacturing of cells using our technology through partners in the long term.

We aim to develop our cell technology in such a way as to enable our manufacturing partners to utilize existing lithium-ion cell manufacturing processes and equipment to produce cells using our technology. While we believe development of a manufacturing process compatible with existing lithium-ion cell manufacturing lines could provide significant competitive advantages, modifying or constructing these lines for production of cells using our technology could be more complicated or present significant challenges to our manufacturing partners that we do not currently anticipate. As with any large-scale capital project, any modification or construction of this nature could be subject to delays, cost overruns, or other complications. Any failure to commence commercial production on schedule would likely lead to additional costs and could delay our ability to generate meaningful revenues from selling our electrolyte material and licensing our cell technology. In addition, any such delay could diminish any “first mover” advantage we aim to attain, prevent us from gaining the confidence of OEMs, and open the door to increased competition. Any of the foregoing could hinder our ability to successfully grow our business and achieve a competitive position in the market.

Solid Power, Inc. | 2025 Form 10-K | 18

Collaboration with third parties to manufacture cells using our technology reduces our level of control over the manufacturing process. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints. Potential disputes with partners could stop or slow cell production, and we could be impacted by adverse publicity related to our partners, whether or not such publicity is related to such partner’s collaboration with us or use of our technology. In addition, we cannot guarantee that our suppliers will not deviate from agreed-upon quality standards. Further, any partnerships with international third-party cell manufacturers or OEMs could expose us to the political, legal, and economic risks impacting the regions in which our partners’ manufacturing facilities are located, further reducing our control over the production process of cells using our technology.

If we are unable to enter license our cell technology on terms and conditions acceptable to us, we may need to contract with other third parties or create our own commercial production capacity. We may not be able to engage other third parties or establish or expand our own production capacity to meet our needs on acceptable terms or at all, and the expense and time required to adequately complete any transition or expansion may be greater than anticipated, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

Our current manufacturing facilities require, and we expect that our future manufacturing facilities will require, large-scale machinery. Such machinery may unexpectedly malfunction and require repairs and spare parts to resume operations, which may not be available when needed. Because we generally do not maintain redundancies in our research and development facilities, unexpected malfunctions of our production equipment may significantly affect our operational efficiency. In addition, because this equipment has not historically been used to produce sulfide-based solid electrolytes or build solid-state battery cells, the operational performance and costs associated with this equipment is difficult to predict and may be influenced by factors outside of our control, such as failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us; environmental hazards and associated costs of remediation; difficulty or delays in obtaining governmental permits; damages or defects in systems; industrial accidents; and fires, seismic activity, and other natural disasters.

Problems with our manufacturing equipment could result in it not performing to our expectations, personal injury or death, loss of production equipment, damage to our manufacturing facilities, monetary losses, delays, unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

We rely on government contracts and grants for a portion of our revenue and to partially fund our research and development activities, and such contracts and grants are subject to a number of uncertainties, challenges, and risks.

We currently rely on government contracts and grants for a portion of our revenue and to partially fund our research and development activities. For example, the Assistance Agreement provides that DOE will provide us with funding of up to $50 million for our installation of equipment necessary for the continuous production of sulfide-based solid electrolyte material. Changes in government priorities or government funding reductions or delays could result in discontinuation of funding under, or termination of, our government contracts and grants. On January 20, 2025, an executive order, titled Unleashing American Energy (the “Executive Order”), paused disbursement of funds appropriated through the Bipartisan Infrastructure Law pending further review. Because the Assistance Agreement is funded under the Bipartisan Infrastructure Law, our continued receipt of funding under the Assistance agreement could be delayed or cancelled. In addition, the Executive Order declared a policy of eliminating the “electric vehicle (EV) mandate.” The government has discretion under the terms of the Assistance Agreement to discontinue future funding as the result of insufficient progress, change in strategic direction, or lack of available funding. The government could determine that the Assistance Agreement no longer effectuates DOE priorities, interpret the terms of the Assistance Agreement to permit termination for this reason, and terminate the agreement. The government could also require us to amend the terms of our government contracts and grants to receive continued funding. For example, the Assistance Agreement was amended in May 2025 to provide that DOE will submit periodic data requests to us in discharge of its oversight and administration responsibilities, and we must provide timely and complete responses to such data requests and any follow-up questions from the DOE. There can be no assurance that we will continue to receive funding under our government contracts and grants in the amounts that we expect or at all.

Solid Power, Inc. | 2025 Form 10-K | 19

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

In addition to government contracts and grants, we benefit from certain government subsidies and economic incentives, including tax credits, rebates, and other incentives, that support the development and adoption of clean energy technology. We cannot guarantee that government grants, subsidies, and incentives will be available to us at the same or comparable levels in the future. Reduction, elimination, or discriminatory application of these grants, subsidies, or incentives may require us to seek additional financing, which may not be obtainable on commercially attractive terms or at all; adversely impact public sector demand for our technology; and diminish the competitiveness of the battery industry generally or our technology in particular. For example, the Executive Order indicated that the government would consider eliminating subsidies that favor EVs, and certain EV incentives were eliminated on September 30, 2025 under the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). Any change in our ability to secure these grants, subsidies, and incentives, including as a result of the OBBBA, could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

Any disruption in the supply of materials, components, or equipment could temporarily disrupt our research and development activities or production of our electrolyte or cells until we obtain the required material. For example, in 2023, we received material from one of our suppliers that did not meet our specifications, which caused delays in cell production and affected the performance of our cells. Changes in business conditions, unforeseen circumstances, governmental changes, transportation disruptions, and other factors beyond our control or which we do not currently anticipate could also affect our suppliers’ ability to deliver components or equipment to us on a timely basis. Currency fluctuations, trade barriers, tariffs, or shortages and other general economic or political conditions may limit our ability to obtain key materials, components, and equipment for our electrolyte or cells or significantly increase freight charges, raw material costs, and other expenses associated with our business.

Solid Power, Inc. | 2025 Form 10-K | 20

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

Solid Power, Inc. | 2025 Form 10-K | 21

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

Our growth and future demand for our products are highly dependent upon the adoption by consumers of alternative fuel vehicles in general and EVs in particular. The market for new energy vehicles is still rapidly evolving, characterized by changing technologies, competitive pricing and factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. For example, the federal government has eliminated certain incentives and subsidies that favor EVs, which could adversely impact demand for our technology. If the market for EVs in general does not develop as expected, or develops more slowly than expected, our business, prospects, results of operation, and financial condition could be materially and adversely affected.

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

Solid Power, Inc. | 2025 Form 10-K | 22

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

Others, including our competitors, may hold or obtain intellectual property rights that would prevent, limit, or interfere with our ability to make, use, develop, sell, license, lease, or market our technology or products. From time to time, we may receive inquiries from third parties relating to whether we are infringing their intellectual property rights and third parties may seek court declarations that they are not infringing upon our intellectual property rights. The defense of infringement claims may divert management’s attention, and we may incur significant expenses in addressing these matters. If we are determined to have infringed upon a third party’s intellectual property rights, we may be required to:

·	cease selling, leasing, incorporating, or using products that incorporate the challenged intellectual property;
·	pay substantial damages;
·	materially alter our research and development activities and proposed production processes;
·	obtain a license from the holder of the intellectual property right, which may not be available on commercially reasonable terms or at all; or
·	redesign our products at significant expense.

Solid Power, Inc. | 2025 Form 10-K | 23

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

We incurred an operating loss of approximately $122.6 million for the year ended December 31, 2025 and an accumulated deficit of approximately $274.9 million from our inception in 2012 through December 31, 2025. We believe we will continue to incur operating losses each quarter until sales of significant quantities of our electrolyte or significant production of our cell designs begins. Development in materials sciences is not linear, and the pace of our efforts will depend in significant part on the level of engagement and extent of resources devoted to these efforts by our partners, making it difficult to predict when we will begin to recognize material

Solid Power, Inc. | 2025 Form 10-K | 24

revenues from our technology. In addition, we currently rely on a limited number of customers for a significant portion of our revenue. The loss of any of our major customers may increase our operating losses and have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

Our expectations regarding our capital needs are dynamic, changing, and subject to various risks and uncertainties, including those described herein. For example, our budgets assume, among other things, that our development timeline progresses as planned and our corresponding expenditures are consistent with current expectations, but our timeline and expectations been derived based on internal estimates and discussions with our key partners only and do not factor in the possibility of additional partnerships. Further, our capital expenditures and operating and development requirements have increased materially as we further our research and development efforts, scale up production operations with our partners, and incur expenses as a public company, including insurance, financial reporting, legal, and audit costs. As we continue our progress toward commercialization, we expect that we will continue to incur significant operating expenses.

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

Solid Power, Inc. | 2025 Form 10-K | 25

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

The battery market in which we compete continues to evolve and is highly competitive. We intend to use our cash on hand to execute on our near-term objectives, which include strengthening relationships with our partners through continued execution, executing on our electrolyte development roadmap, promoting electrolyte product competitiveness, and remaining fiscally disciplined. That said, our management team has considerable discretion in the application of the funds available to us. We may invest these funds in a manner that does not improve our ability to market and sell our electrolyte or license the technology and know-how to manufacture our cells and ultimately result in a significant, or any, return for our stockholders. In addition, pending its use, we may invest our cash on hand in a manner that does not produce income or that loses value. Failure to effectively manage our growth could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

The preparation of our consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, income, and expenses during the reporting periods. Incorrect estimates and assumptions by management could result in reported amounts that are overstated or understated and have a material adverse effect on our business, prospects, results of operations, and financial condition. See Note 2 of our audited financial statements included in this Report for more information.

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

Solid Power, Inc. | 2025 Form 10-K | 26

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

In October 2024, we entered into a series of transactions with a strategic partner in the Republic of Korea, including a $400,000 investment for a 20% equity interest in the partner, loans of approximately $5.6 million to the partner, and receipt a warrant to purchase an additional 20% equity interest in the partner. See Note 11 of our audited financial statements included in this Report for more information. We cannot guarantee that we will receive amounts owed by the partner on time or at all.

Additionally, in connection with this series of transactions, we issued shares of common stock to two individuals who provide services to the partner to incentivize these individuals to provide services that directly and indirectly benefit us. For example, we are utilizing the partner as the installer for installation of the SK On Line and expect to utilize this partner for assistance with validation activities under the SK On R&D license. There can be no assurance that our issuance of shares of common stock to such individuals will provide the desired incentives. If the individuals fail to provide services that directly and indirectly benefit us or the partner prioritizes other customers ahead of us, our business, prospects, results of operations, and financial condition could be harmed.

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

We maintain domestic cash deposits in Federal Deposit Insurance Corporation, or FDIC, insured banks that exceed the FDIC insurance limits. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our operations, liquidity, and financial performance. Bank failures; events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions; or concerns or rumors about such events may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was

Solid Power, Inc. | 2025 Form 10-K | 27

taken into receivership by the FDIC. We cannot guarantee that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks or government institutions or by acquisition in the event of a failure or liquidity crisis.

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

Our technology is subject to substantial regulation under international, federal, state, and local laws, including export control laws, import laws and regulations, and other trade regulations, and we incur significant costs in complying with these regulations as we develop and work to commercialize our technology. The U.S. government has made and continues to make significant changes in U.S. trade policy and has taken certain actions that could adversely impact U.S. trade, including imposing tariffs on certain goods imported into the United States, increasing scrutiny on foreign direct investment, and modifying export control laws applicable to certain technologies. In retaliation, other countries have implemented, and continue to evaluate, additional trade controls on a wide range of U.S. products and companies. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners could result in a global economic slowdown and changes to global trade. Compliance with, and monitoring of, applicable regulations may be difficult, time-consuming, and costly. In addition, we may become subject to additional regulations in the future as we work toward commercialization, such as Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) Act in the European Union and the Act on the Registration and Evaluation of Chemicals (K-REACH) in the Republic of Korea. The nature and extent of any changes in regulations, and their impact on our business, may be unpredictable, and certain of our competitors may be better suited to withstand or react to these changes. Any changes in the laws and regulations to which we or our partners, contractors, suppliers, or customers are subject, or any changes in enforcement, administration, or interpretation of such laws or regulations, could interfere have a material adverse effect on our business, prospects, results of operations, and financial condition.

We are also subject to laws affecting our operations outside of the United States, including anti-bribery laws, anti-corruption laws, anti-money laundering, and export control laws. For example, our products—including our cells and related technology—are or may in the future be subject to trade and export control laws and regulations in the United States and other jurisdictions where we do business. As a result, an export license may be required to export or re-export our products and technology to certain countries or end-users or for certain end-uses or such export, re-export, or end uses may be prohibited. Obtaining the necessary export license for a

Solid Power, Inc. | 2025 Form 10-K | 28

particular sale or offering may not be possible or may be time-consuming and may result in the delay or loss of sales opportunities. Additionally, the FCPA prohibits bribery of foreign public officials, government employees, and political parties and requires public companies in the United States to keep books and records that accurately and fairly reflect their transactions. We may leverage third parties to sell our products and conduct our business abroad, and we or such third parties may interact with officials and employees of government agencies or state-owned or -affiliated entities. Regulators in the United States and a number of other countries have expanded their focus on enforcement of anti-bribery, anti-corruption, and export control laws in recent years. While we have implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and other applicable anti-bribery, anti-corruption, anti-money laundering, and export control laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, significant fines, profit disgorgement, injunctions on future conduct, securities litigation, suspension or disbarment from government contracts, and loss of import or export privileges, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition. Responding to any investigation or action may also divert our management’s attention, and we may incur significant expenses in defending an investigation or action.

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

We and our third-party service providers face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our and their information technology infrastructure. Cyberattack techniques change often, may not immediately be recognized, and can originate from a wide variety of sources. There has been an increase in the frequency, sophistication, and ingenuity of the data security threats we and our service providers face. We expect cyberattacks will continue to accelerate on a global basis in frequency and impact as threat actors increasingly use artificial intelligence and other techniques to circumvent security controls, evade detection, and remove forensic evidence. We have experienced threats to our data and systems, and existing measures may not prevent or limit the impact of a future incident. Additionally, the laws and enforcement mechanisms to protect our intellectual property from unauthorized use in new technologies like artificial intelligence and machine learning technologies are evolving and may be inadequate. Any unauthorized access to, acquisition of, or use of data belonging to us or our partners, contractors, suppliers, customers, or employees could result in loss or theft of confidential information or intellectual property, financial loss or misappropriation of funds, a disruption of our business, damage to our reputation and competitive position, and exposure to regulatory intervention and fines, and other liability, any one of which could have a material adverse effect on our business, prospects, results of operations, and financial condition. Additionally, if our partners, contractors, suppliers, and customers

Solid Power, Inc. | 2025 Form 10-K | 29

experience a breach or system failure, their business could be disrupted, which could result in a disruption in our supply chain or our research and development activities.

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

We are subject to risks associated with artificial intelligence and machine learning technologies.

Artificial intelligence and machine learning technologies (collectively, “AI”) are complex and rapidly developing, and failure to effectively integrate AI into our business processes could adversely impact our business. However, there can be no assurance that use of AI will advance our technology development efforts, benefit our operations, or otherwise support our business objectives. Our use of emerging and evolving technologies, such as AI, presents business, reputational, and legal, regulatory, and compliance risks, including risks related to data sourcing, design and training methodology flaws, integration issues, security threats, privacy protections, intellectual property protections, and our ability to develop sufficient data protection measures. For example, our or others’ use of AI could result in inadvertent data leakage or unauthorized exposure of data belonging to us or our partners, contractors, suppliers, customers, or employees. Any of the foregoing could have a material adverse effect on our business, prospects, results of operations, and financial condition. In addition, our competitors may be more successful in their AI strategy and develop competitive products with the aid of AI, which could diminish any “first mover” advantage we aim to attain and adversely impact our revenue.

Further, our use of AI in connection with the creation or development of intellectual property may present challenges in asserting ownership over the resulting output given the position of courts and intellectual property offices in certain jurisdictions that human inventorship is required for patent protection of an AI-generated invention. Inventions or works of authorship created through the use of such technologies may be based on, rely on, or contain materials that were used in the training of such technologies and which are the intellectual property of others, which could further limit our ability to obtain intellectual property protection in such inventions or works of authorship and result in inadvertent infringement of others’ intellectual property rights. Failure to obtain intellectual property protection may result in our competitors using our intellectual property to offer products, loss of our competitive advantage, and harm to our reputation and could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

Solid Power, Inc. | 2025 Form 10-K | 30

Risks Related to our Common Stock and the Warrants

The price of our common stock and Warrants could be adversely impacted by sales of substantial amounts of our common stock or Warrants in the public market or the perception that such sales could occur.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we have registered shares reserved for future issuance under our equity incentive compensation plans. Subject to the satisfaction of applicable vesting restrictions, the shares issued thereunder will be available for immediate resale in the public market.

In September 2025, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”), with respect to the ATM under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Oppenheimer. Shares sold, or that may be sold, under the ATM have been, and will continue to be, available for immediate resale in the public market, unless purchased by “affiliates” (as defined in Rule 144 of the Securities Act). See Note 7 of our audited financial statements included in this Report for more information.

In January 2026, we issued 17,000,000 shares of our common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 5,807,018 shares of common stock, and warrants (the “Common Warrants”) to purchase up to an aggregate of 45,614,036 shares of common stock in the Registered Direct Offering. The Pre-Funded Warrants and Common Warrants are immediately exercisable; have an exercise price of $0.0001 per share and $7.25 per share, respectively; and may be exercised at any time. If not fully exercised prior to expiration and not in the money on the expiration date, the Common Warrants will expire on January 31, 2033.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could reduce the price of our common stock and Warrants. Future sales and issuances of shares of our common stock or other securities that are convertible into, or exchangeable or exercisable for, shares of our common stock, or the perception that such sales might occur, could also reduce the price of our common stock and Warrants.

The price of our common stock may be volatile, and holders of our common stock could lose a significant portion of their investment if the price of our common stock declines.

The price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. There can be no assurance that the price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could result in reductions or fluctuations in the price or trading volume of our common stock include:

●	actual or perceived delays or failures in accomplishing our development objectives;
●	our inability to successfully develop our electrolyte for commercialization or attract or maintain customers;
●	actual or anticipated fluctuations in our future prospects or revenue;
●	strategic actions taken by us or our competitors, including with respect to partnerships and collaborations;
●	capital commitments;
●	changes in market valuations of similar companies;
●	additions or departures of management personnel;
●	actions by institutional shareholders, including large block sales at a discount;
●	speculation in the press or investment community;
●	regulatory changes affecting our industry generally or our business;
●	short selling activities;
●	general market and economic conditions; and
●	future sales of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock.

In addition, the stock market in general has experienced extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies like us. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

Solid Power, Inc. | 2025 Form 10-K | 31

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

Information available in public media that is published by third parties, including blogs, articles, message boards, and social and other media may include statements not attributable to the Company and may not be reliable or accurate.

We have received, and may continue to receive, media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards, and social and other media. This includes coverage that is not attributable to statements made by our directors, officers, or employees. Information provided by third parties may not be reliable or accurate and could materially impact the price of our common stock and Warrants, which could cause stockholders to lose their investments.

The issuance of additional shares of common stock under our equity incentive compensation plans or employee stock purchase plan or shares of preferred stock would dilute the interest of our stockholders and may present other risks.

We may issue a substantial number of additional shares of common stock under our equity incentive compensation plans or employee stock purchase plan. We may also issue preferred stock. The issuance of additional shares of common stock or shares of preferred stock:

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

Solid Power, Inc. | 2025 Form 10-K | 32

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

The Common Warrants, Public Warrants (as defined below), or Private Placement Warrants (as defined below) may not ever be in the money, and they may expire worthless.

The exercise price for both our publicly-traded warrants (the “Public Warrants”) and the warrants sold in a private placement as part of our initial public offering or acquired through a conversion of a working capital loan (the “Private Placement Warrants” and collectively with the Public Warrants, Pre-Funded Warrants, and Common Warrants, the “Warrants”) is $11.50 per share of common stock. The Common Warrants have an exercise price of $7.25 per share. There can be no assurance that the Public Warrants, Private Placement Warrants, and Common Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants, Private Placement Warrants, and Common Warrants may expire worthless.

We may amend the terms of the Warrants in a manner that may be adverse to holders with the approval of the holders of at least 50% of the then-outstanding Public Warrants (or, if applicable, 65% of the then-outstanding Public Warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes).

Our Public Warrants and Private Placement Warrants were issued in registered form under our warrant agreement with Continental Stock Transfer & Trust Company which provides that the terms of the Public Warrants and Private Placement Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any other changes. However, if an amendment would adversely and differently affect either the Public Warrants or Private Placement Warrants, the approval of 65% of the then-outstanding Public Warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes, is required. Accordingly, we may amend the terms of the Public Warrants and Private Placement Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants (or, if applicable, 65% of the then-outstanding Public Warrants and 65% of the then-

Solid Power, Inc. | 2025 Form 10-K | 33

outstanding Private Placement Warrants, voting as separate classes) approve of such amendment. Although our ability to amend the terms of the Public Warrants and Private Placement Warrants with approval of the holders of at least 50% of the then-outstanding Public Warrants (or, if applicable, 65% of the then-outstanding Public Warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes) is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants and Private Placement Warrants, convert the Public Warrants and Private Placement Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period, or decrease the number of shares of our common stock purchasable upon exercise of a Public Warrant or Private Placement Warrant.

Holders of Warrants have no rights as common stockholders until such holders exercise their Warrants and acquire shares of our common stock.

Until holders of Warrants acquire shares of our common stock upon exercise of such warrants, such holders of will have no rights with respect to the shares of our common stock underlying such Warrants. Upon exercise of the Warrants, the holders will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

In certain circumstances, we may be required to settle the value of the Common Warrants in cash.

If we enter into a “fundamental transaction” (as described in the Common Warrants and generally including any merger with or into another entity, sale of all or substantially all of our assets, tender offer or exchange offer, or reclassification of our shares of common stock) at any time while the Common Warrants are outstanding, then a Common Warrant holder will have the right to receive alternative consideration for each share of our common stock that would have been issuable upon such exercise immediately prior to the occurrence of such transaction. Such alternate consideration would include (i) the number of shares of common stock of the successor or acquiring corporation or of our company, if it is the surviving corporation, and (ii) any additional consideration receivable upon or as a result of such transaction by a holder of the number of shares of common stock for which the Common Warrant is exercisable immediately prior to such event. In addition, we or the successor or acquiring corporation may be required, at the option of each holder of Common Warrants exercisable for 30 days following completion of the fundamental transaction, to purchase the Common Warrants for an amount of cash equal to the Black-Scholes value of the unexercised Common Warrants on the date of consummation of the transaction.

Solid Power, Inc. | 2025 Form 10-K | 34

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

Governance

The Board has delegated primary responsibility for oversight of our cybersecurity risk exposures to the Audit Committee of the Board, and the Audit Committee of the Board receives routine updates on cybersecurity matters from our Director of Information Technology and members of management. Our Director of Information Technology leads our cybersecurity efforts and has over 15 years of information technology experience. Our Chief Financial Officer, Ms. Heller, oversees our information technology department. Our Director of Information Technology and our broader information technology department work closely with Ms. Heller and other members of management to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

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

Solid Power, Inc. | 2025 Form 10-K | 35

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Stock Market LLC under the symbol “SLDP,” and our Public Warrants are traded on The Nasdaq Stock Market LLC under the symbol “SLDPW.”

Holders of Common Stock and Warrants

As of February 23, 2026, there were 12 record holders of our common stock and 2 record holders of our Public Warrants. In each case, the actual number of stockholders and holders of our Public Warrants is greater than this number of record holders and includes investors who are beneficial owners but whose shares or Public Warrants are held in street name by brokers and other nominees.

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

Revenue generated to date has primarily come from performance on research and development licensing agreements, the line installation agreement, and government contracts. We will need to continue to deploy substantial capital to expand our production capabilities and engage in research and development programs. We also expect to continue to incur administrative expenses as a publicly traded company.

Solid Power, Inc. | 2025 Form 10-K | 36

In addition to meeting our development goals, commercialization and future growth and demand for our products are highly dependent upon consumers adopting EVs. The market for new energy vehicles is still rapidly evolving due to emerging technologies, competitive pricing, government regulation and industry standards, and changing consumer demands and behaviors.

Basis of Presentation

We currently conduct our business through one operating segment and one reportable segment. As a research and development company with no commercial operations, our activities to date have been limited and conducted primarily in the United States and the Republic of Korea. Our historical results are reported under U.S. generally accepted accounting principles (“GAAP”) and in U.S. dollars.

Results of Operations

During the year ended December 31, 2025, our capital and operational investments supported our 2025 development objectives.

Revenue and Grant Income

	Year Ended December 31,
(in thousands)	2025	2024	Change	%
Government	$5,958	$2,732	$3,226	118%
Collaborative	15,789	17,407	(1,618)	(9)%
Total revenue and grant income	$21,747	$20,139	$1,608	8%

Revenue recognized for the year ended December 31, 2025 consisted of performance on our non-government contracts as well as certain government contracts. Grant income recognized consisted of performance on the Assistance Agreement. Revenue and grant income increased $1.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily driven by the performance on our Assistance Agreement.

We recognized $15.8 million and $17.4 million of collaborative revenue for the years ended December 31, 2025 and 2024, respectively, which primarily consisted of performance on the SK On Agreements. During the year ended December 31, 2025, we completed factory acceptance testing and neared completion of site acceptance testing of the SK On Line under the line installation agreement. We have substantially completed the deliverables for site acceptance testing of the SK On Line and expect site acceptance to be complete in the first quarter of 2026.

We recognized $6.0 million and $2.7 million of government revenue for the years ended December 31, 2025 and 2024, respectively. Government revenue and government grant income consisted primarily of grant income from the Assistance Agreement. During the year ended December 31, 2025, we conducted detailed design of the continuous electrolyte production pilot line. Grant income is recognized on the non-capital costs of the project. While there can be no assurance that we will continue to receive funding under our government contracts and grants in the amounts we expect or at all, we may continue to recognize grant income as we execute on the Assistance Agreement and construct a pilot electrolyte line using a continuous manufacturing process.

Operating Expenses

	Year Ended December 31,
(in thousands)	2025	2024	Change	%
Direct costs	$20,649	$20,284	$365	2%
Research and development	72,513	73,341	(828)	(1)%
Selling, general and administrative	29,417	31,847	(2,430)	(8)%
Total operating expenses	$122,579	$125,472	$(2,893)	(2)%

Operating expenses decreased $2.9 million in the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a decrease in our selling, general and administrative costs as a result of a decrease in external contractors and outside consultants.

Solid Power, Inc. | 2025 Form 10-K | 37

Direct Costs

Direct costs consisted of costs incurred to support execution of our collaborative and government agreements. Direct costs remained consistent for the year ended December 31, 2025 compared to December 31, 2024. The majority of the direct costs during the years ended December 31, 2025 and 2024 were driven by the services provided and equipment purchased by Dahae Energy Co., Ltd. (“Dahae”), a strategic partner serving as installer of the SK On Line. Direct costs during the year ended December 31, 2025 included materials and internal labor to support site acceptance testing at SK On’s facility under the line installation agreement.

We expect direct costs to continue to correlate with our recognized revenue as we complete site acceptance testing and continue to execute on the project milestones supporting construction of our continuous electrolyte production pilot line.

Research and Development

Research and development-related operating expenses largely consisted of employee compensation and employee benefit costs incurred to maintain our skilled workforce, including engineers, scientists, operators, chemists, and technicians. Total research and development costs remained consistent during the year ended December 31, 2025 compared to the same period ended December 31, 2024.

Selling, General and Administrative

Selling, general and administrative expenses were largely comprised of employee compensation and personnel related costs for our administrative functions as well as costs driven by insurance and regulatory requirements. Selling, general and administrative expenses decreased by $2.4 million in the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a decrease in stock-based compensation expense as a result of forfeitures of unvested stock options and restricted stock units. The decrease of selling, general and administrative expenses was also driven by the decision to reduce external contractor and consultant support.

Overall, we expect operating expenses for 2026 to remain consistent with 2025 as we continue to execute on our objectives and focus on cost reduction efforts to offset overall rising costs.

Nonoperating Income and Expense

	Year Ended December 31,
(in thousands)	2025	2024	Change	%
Interest income	$13,204	$17,671	$(4,467)	(25)%
Change in fair value of warrant liabilities	(5,146)	(4,508)	(638)	14%
Interest expense	(25)	(46)	21	(46)%
Other expense	(684)	(2,977)	2,293	(77)%
Total nonoperating income and expense	$7,349	$10,140	$(2,791)	(28)%

Nonoperating income and expense includes interest income, the non-cash impact from the change in the fair value of our warrant liabilities, and other irregular items, such as the gain or loss on asset sales and impacts from transacting in foreign currency. For the year ended December 31, 2025, nonoperating income and expense decreased $2.8 million compared to the year ended December 31, 2024 primarily due to a decrease in interest income earned as well as a change in other expense.

Interest income earned decreased $4.5 million for the year ended December 31, 2025 compared to the prior period, primarily due to a reduction in the average available-for-sale securities balance earning interest of $301.9 million in 2025 compared to $364.5 million in 2024.

Other expense decreased $2.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in other expense was due to a decrease in loss on sale of assets, with a loss of $0.6 million in 2025 compared to $2.0 million in 2024, and an $0.8 million loss on the extinguishment of a promissory note executed and extinguished in 2024.

Overall, we expect nonoperating income and expense for 2026 to remain consistent with 2025 and 2024 other than interest income, which we expect to increase in 2026 as the balance in our investment portfolio has increased as a result of the Registered Direct Offering that occurred in January 2026.

Solid Power, Inc. | 2025 Form 10-K | 38

Liquidity and Capital Resources

Sources of Liquidity

The sale of equity has historically been our primary source of cash, with a smaller portion of cash coming from achievement of performance milestones under agreements with our partners and our government contracts.

Our total liquidity as of December 31, 2025 and 2024 was as follows:

	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$21,607	$25,413
Available-for-sale securities	314,843	302,057
Total liquidity	$336,450	$327,470

As of December 31, 2025, total liquidity, which includes all cash and cash equivalents as well as our available-for-sale securities, was $336.5 million, an increase of $9.0 million compared to December 31, 2024. As of December 31, 2025, contract assets and accounts receivables were $9.6 million and total current liabilities were $16.8 million.  As of December 31, 2024, contract receivables were $1.4 million, deferred revenue was $3.2 million, and total current liabilities were $20.0 million.

Short-Term Liquidity Requirements

Our short-term liquidity requirements include operating and capital expenses needed to further our research and development programs and to install our continuous electrolyte production pilot line. We anticipate that our most significant capital expenditures in 2026 will relate to facility engineering and construction of a pilot electrolyte line using a continuous manufacturing process. We believe that our cash on hand is sufficient to meet our operating cash needs and working capital and capital expenditure requirements for a period of at least the next 12 months.

We anticipate our total combined capital expenditures and cash flow from operations for 2026 will be between $85 million and $100 million. We expect to fund our short-term liquidity requirements through our cash on hand and other liquid assets.

Long-Term Liquidity Requirements

Longer-term, we believe that our cash on hand will be sufficient to meet our current and expected needs for the next several years. We may require additional liquidity sources longer-term if there are material changes to our business conditions or other developments, including changes to our operating plan; development progress or delays; negotiations with OEMs, cell manufacturers, or other customers; market adoption of EVs; supply chain challenges; competitive pressures; and inflation. To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. We also may opportunistically seek to enhance our liquidity through equity or debt financing, if such financing becomes available to us on terms that we consider favorable. If financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, which may adversely affect our development, business, operating results, financial condition and prospects.

At-the-Market Offering

On September 5, 2025, we entered into the Distribution Agreement with Oppenheimer with respect to the ATM. Under the Distribution Agreement, we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Oppenheimer.

During the year ended December 31, 2025, we sold 18,023,085 shares of common stock at an average price of $5.06 per share, raising gross proceeds of $91.2 million before deducting offering costs, commissions, and fees. Our net proceeds totaled $88.8 million after deducting offering costs, commissions, and fees. We intend to use the net proceeds from shares offered and sold under the ATM for working capital and general corporate purposes.

As of December 31, 2025 approximately $58.8 million remained available for future sales under the Distribution Agreement.

Solid Power, Inc. | 2025 Form 10-K | 39

Stock Repurchase Program

On January 23, 2024, we announced that our Board approved a stock repurchase program authorizing us to purchase up to $50 million of our outstanding common stock. Under the stock repurchase program, we were authorized to purchase shares of our common stock from time to time until the program’s expiration on December 31, 2025. During the year ended December 31, 2025, we repurchased 3,361,396 shares of common stock at an average cost of $1.05 per share for an aggregate cost of approximately $3.53 million. During the year ended December 31, 2024, we repurchased 5,704,401 shares of common stock at an average cost of $1.59 per share for an aggregate cost of approximately $9.07 million.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Year Ended December 31,
(in thousands)	2025	2024
Net cash and cash equivalents used in operating activities	$(73,393)	$(63,899)
Net cash and cash equivalents provided by (used in) investing activities	(19,897)	64,204
Net cash and cash equivalents provided by (used in) financing activities	89,484	(9,429)

Cash used in operating activities:

Cash used in operating activities for the year ended December 31, 2025 increased $9.5 million compared to the year ended December 31, 2024. This increase was primarily driven by a decrease of $10.9 million of cash received from our partners, with $11.8 million of cash received from our partners in 2025 compared to $22.7 million in 2024. Cash received from partners is paid based on achievement of milestones and changes based on the timing and the payment terms in our arrangements.

Cash used for operations independent of cash received from our partners decreased $1.3 million for the year ended December 31, 2025 compared to the prior year. This change was driven by a decrease in direct payments and an increase in payments for operating activities.

Direct payments primarily consisted of payments to Dahae for services, equipment, and supplies supporting installation of the SK On Line. Total payments to Dahae were $6.3 million in the year ended December 31, 2025 compared to $11.0 million in 2024. This decrease was due to the timing of achieving milestone and the associated payment terms under our arrangement with Dahae.

Payments supporting the remainder of our operations which includes employee compensation, facility expenses, purchases of materials, and hazardous waste removal increased $3.4 million in the year ended December 31, 2025 compared to the same period in 2024, primarily due to timing of our annual contract payments.

We expect cash used in operating activities to decrease in 2026 as a result of decreased direct payments following completion of site acceptance testing under the line installation agreement.

Cash provided by (used in) investing activities:

Cash provided by investing activities decreased $84.1 million in the year ended December 31, 2025 compared to the year ended December 31, 2024 due primarily to proceeds received under the ATM during the year ended December 31, 2025 and the resulting impact on our investment portfolio.

Proceeds from sales of our available-for-sale securities contributed to a year-over year net cash flow decrease of $95.6 million. This change was driven by the use of $88.8 million of proceeds, net of offering costs, commissions, and fees, in 2025 for the sale of shares of our common stock under the Distribution Agreement that were subsequently deployed to expand our investment portfolio.

Cash used for capital expenditures and intangibles decreased $5.3 million in the year ended December 31, 2025 compared to the year ended December 31, 2024. Capital expenditures were primarily for the construction of our continuous electrolyte production pilot line, partially offset by receipt of $3.1 million under the Assistance Agreement, in 2025 and construction of the EIC in 2024.

Solid Power, Inc. | 2025 Form 10-K | 40

Cash paid for a loan receivable to our equity method investee, Dahae, was $0 in the year ended December 31, 2025 and $5.6 million in the year ended December 31, 2024.

We expect cash used in investing for capital expenditures for 2026 to increase as we transition from the design to construction and commissioning of the continuous pilot line construction.

Cash provided by (used in) financing activities:

Cash provided by financing activities increased $98.9 million in the year ended December 31, 2025 compared to the year ended December 31, 2024 due to proceeds received under the ATM. Total proceeds received were $88.8 million, net of offering costs, commissions, and fees, for the sale of shares of our common stock under the Distribution Agreement. The remaining increase was due to proceeds from the exercise of stock options, which provided an increase of $5.0 million of cash in 2025 compared to 2024, and the use of $5.5 million less cash for the repurchase of common stock in 2025 compared to 2024.

We expect cash provided by financing activities for 2026 to increase due to the Registered Direct Offering which occurred in January 2026.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

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

Solid Power, Inc. | 2025 Form 10-K | 41

Collaborative Revenue
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions

We assess revenue from our research and development collaboration agreements representing joint operating activities in accordance with ASC 808 – Collaborative Arrangements. These agreements include the following components: parties to the contract are active participants, both parties are exposed to significant risks and rewards, and both parties are dependent on the commercial success of the efforts under the contract. Revenue recognition is recorded by analogy to ASC 606– Revenue from Contracts with Customers.

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

Solid Power, Inc. | 2025 Form 10-K | 42

Item 8. Financial Statements and Supplementary Data

Solid Power, Inc. | 2025 Form 10-K | 43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Solid Power, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Solid Power, Inc and subsidiaries (the "Company") as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for the year ended December 31, 2025 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America (GAAP).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Identification and evaluation of relevant terms and conditions in collaborative arrangements and application to such contracts of Accounting Standards Codification (ASC) Topic 606 – Revenue From Contracts With Customers (ASC 606) to determine overtime revenue to be recognized - Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue from collaborative arrangements by applying the guidance within ASC 606. Revenue is recognized over time using a cost-to-cost method as performance obligations are fulfilled. The Company evaluates whether it will be subject to variable consideration under the terms of a contract and includes its estimate of variable consideration, subject to constraint, in the transaction price based on the most likely amount method when it is deemed probable of being realized based on historical experience and trends. The Company updates its estimate of the transaction price each reporting period, and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis.

This application of ASC 606 to these arrangements involves complexity arising from the technical accounting involved in evaluating each agreement's terms and conditions and significant estimates regarding total project costs, completion costs, and transaction price. We identified revenue recognition and the application of ASC 606 under the SK On agreements as a critical audit matter due to the

Solid Power, Inc. | 2025 Form 10-K | 44

challenging, subjective, and complex judgment required by management to develop these estimates. Auditing management’s estimates concerning revenue under these arrangements required significant auditor judgment and extensive effort to evaluate the reasonableness of management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognized under SK On agreements included the following, among others:

●	Inspected and evaluated terms and conditions in relevant contracts and supporting documents.
●	Evaluated the Company’s identification of performance obligations and revenue recognition model in accordance with ASC 606.
●	Evaluated the reasonableness of the methodology used by management to estimate total costs for each contract.
●	Tested the costs incurred to date for the performance obligation.
●	Assessed management’s intent and ability to carry out actions to achieve various milestones, including management’s estimate of variable consideration subject to constraint.
●	Verified the mathematical accuracy of the revenue recognition model by validating the underlying formulas.

/s/ Deloitte & Touche LLP

Denver, CO

February 24, 2026

We have served as the Company's auditor since 2025.

Solid Power, Inc. | 2025 Form 10-K | 45

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Solid Power, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Solid Power, Inc. (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2021 to 2025.

Denver, Colorado

February 28, 2025

Solid Power, Inc. | 2025 Form 10-K | 46

Solid Power, Inc.

Consolidated Balance Sheets

(in thousands, except par value and number of shares)

	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$21,607	$25,413
Marketable securities	229,177	92,784
Accounts receivable	2,155	1,393
Contract assets	7,490	—
Prepaid expenses and other current assets	6,998	5,646
Total current assets	267,427	125,236
Long-Term Assets
Property, plant and equipment, net	86,318	97,208
Right-of-use operating lease assets, net	6,727	7,490
Investments	86,997	210,400
Intangible assets, net	2,166	2,072
Other assets	1,059	1,577
Loan receivable from equity method investee	4,398	4,267
Total long-term assets	187,665	323,014
Total assets	$455,092	$448,250
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable and other accrued liabilities	$8,521	$8,409
Deferred revenue	198	3,150
Deferred revenue from related parties	172	—
Accrued compensation	7,043	7,578
Operating lease liabilities	861	833
Total current liabilities	16,795	19,970
Long-Term Liabilities
Warrant liabilities	13,881	8,735
Operating lease liabilities	7,129	8,023
Other liabilities	1,113	1,208
Total long-term liabilities	22,123	17,966
Total liabilities	38,918	37,936
Mezzanine Equity
Mezzanine equity	470	34
Stockholders’ Equity
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 201,181,175 and 180,364,028 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	20	18
Additional paid-in capital	690,234	591,394
Accumulated deficit	(274,904)	(181,171)
Accumulated other comprehensive income (loss) (AOCI)	354	39
Total stockholders’ equity	415,704	410,280
Total liabilities, mezzanine equity and stockholders’ equity	$455,092	$448,250

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2025 Form 10-K | 47

Solid Power, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except number of shares and per share amounts)

	For the Years Ended December 31,
	2025	2024
Revenue
Revenue	$17,913	$20,139
Grant income	3,834	—
Total revenue and grant income	21,747	20,139
Operating Expenses
Direct costs	20,649	20,284
Research and development	72,513	73,341
Selling, general and administrative	29,417	31,847
Total operating expenses	122,579	125,472
Operating Loss	(100,832)	(105,333)
Nonoperating Income and Expense
Interest income	13,204	17,671
Change in fair value of warrant liabilities	(5,146)	(4,508)
Interest expense	(25)	(46)
Other expense	(684)	(2,977)
Total nonoperating income and expense	7,349	10,140
Loss before income tax expense (benefit)	(93,483)	(95,193)
Income tax expense (benefit)	(8)	1,194
Share of net loss (income) of equity method investee	(65)	133
Net Loss Attributable to Common Stockholders	$(93,410)	$(96,520)
Other Comprehensive Income	315	598
Comprehensive Loss Attributable to Common Stockholders	$(93,095)	$(95,922)
Basic and diluted loss per share	$(0.51)	$(0.54)
Weighted average shares outstanding – basic and diluted	184,902,712	179,397,332

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2025 Form 10-K | 48

Solid Power, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except number of shares)

	Common Stock
			Additional	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	OCI	Equity
Balance as of December 31, 2023	179,010,884	$18	$588,515	$(84,639)	$(559)	$503,335
Net loss	—	—	—	(96,520)	—	(96,520)
Withholding of employee taxes related to stock-based compensation	—	—	(615)	—	—	(615)
Shares of common stock issued under the ESPP	387,664	—	412	—	—	412
Shares of common stock issued for vested RSUs	1,229,645	—	—	—	—	—
Shares of common stock issued to Dahae executives	298,508	—	—	—	—	—
Stock options exercised	5,141,728	1	272	—	—	273
Repurchase and retirement of shares of common stock	(5,704,401)	(1)	(9,162)	—	—	(9,163)
Remeasurement of mezzanine equity	—	—	—	(12)	—	(12)
Unrealized gain on available-for-sale securities	—	—	—	—	598	598
Stock-based compensation expense	—	—	11,972	—	—	11,972
Balance as of December 31, 2024	180,364,028	$18	$591,394	$(181,171)	$39	$410,280
Net loss	—	—	—	(93,410)	—	(93,410)
Withholding of employee taxes related to stock-based compensation	—	—	(1,032)	—	—	(1,032)
Shares of common stock issued under the ESPP	358,047	—	365	—	—	365
Shares of common stock issued for vested RSUs	2,458,249	—	—	—	—	—
Stock options exercised	3,339,162	—	5,259	—	—	5,259
Repurchase and retirement of shares of common stock	(3,361,396)	—	(3,502)	—	—	(3,502)
Remeasurement of mezzanine equity	—	—	—	(323)	—	(323)
Unrealized gain on available-for-sale securities	—	—	—	—	315	315
Proceeds from the ATM, net of offering costs, commissions, and fees of $2,453	18,023,085	2	88,760	—	—	88,762
Stock-based compensation expense	—	—	8,990	—	—	8,990
Balance as of December 31, 2025	201,181,175	$20	$690,234	$(274,904)	$354	$415,704

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2025 Form 10-K | 49

Solid Power, Inc.

Consolidated Statements of Cash Flows

(in thousands, except par value, share amounts, and per share amounts)

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(93,410)	$(96,520)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	18,422	16,464
Amortization of right-of-use assets	1,370	900
Loss on sales of property, plant, and equipment	574	1,957
Gain on sales of property, plant, and equipment	(20)	—
Loss on extinguishment of note receivable	—	760
Share of net loss (income) of equity method investee	(65)	133
Stock-based compensation expense	8,990	11,972
Change in fair value of warrant liabilities	5,146	4,508
Accretion of discounts on other long-term liabilities	65	78
Accretion of loan receivable from equity method investee	(131)	(24)
Amortization of premiums and accretion of discounts on available-for-sale-securities	(4,691)	(7,805)
Loss on change in assessment of finance lease purchase options	84	—
Impairment loss on abandoned patents	748	—
Change in operating assets and liabilities that provided (used) cash and cash equivalents:
Accounts receivable	278	160
Contract assets	(7,490)	—
Prepaid expenses and other current assets and other assets	(366)	710
Accounts payable and other accrued liabilities	1,416	1,268
Deferred revenue	(2,952)	3,150
Deferred revenue from related parties	172	(828)
Accrued compensation	(537)	(11)
Operating lease liabilities	(996)	(771)
Net cash and cash equivalents used in operating activities	(73,393)	(63,899)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(10,209)	(15,942)
Purchases of available-for-sale securities	(277,726)	(216,193)
Proceeds from sales of available-for-sale securities	268,891	302,966
Proceeds from sales of property, plant and equipment	20	77
Cash paid for loan receivable from equity method investee	—	(5,610)
Cash paid for equity method investment	—	(656)
Purchases of intangible assets	(873)	(438)
Net cash and cash equivalents provided by (used in) investing activities	(19,897)	64,204
Cash Flows from Financing Activities
Proceeds from exercise of stock options	5,259	273
Proceeds from issuance of shares of common stock under the ESPP	365	412
Cash paid for withholding of employee taxes related to stock-based compensation	(1,031)	(615)
Repurchase of shares of common stock	(3,592)	(9,072)
Proceeds from the ATM, net of commissions	89,391	—
Offering costs for the issuance of common stock under the ATM	(624)	—
Payments on finance lease liabilities	(284)	(427)
Net cash and cash equivalents provided by (used in) financing activities	89,484	(9,429)

Net decrease in cash and cash equivalents	(3,806)	(9,124)
Cash and cash equivalents at beginning of period	25,413	34,537
Cash and cash equivalents at end of period	$21,607	$25,413

Supplemental information
Cash paid for interest	$26	$46
Accrued capital expenditures	$103	$1,196
Unpaid reimbursement on capital expenditures	$1,039	$—
Accrued offering costs for the issuance of common stock under the ATM	$5	$—

See accompanying Notes to Consolidated Financial Statements.

Solid Power, Inc. | 2025 Form 10-K | 50

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

Note 2 – Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements. Actual results could differ from those estimates. All amounts presented in the footnotes are in thousands, except share and per share amounts or as otherwise indicated.

The Consolidated Financial Statements include accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company accounts for its equity ownership in Dahae Energy Co., Ltd. (“Dahae”), an entity in which the Company does not exercise control or have the obligation to absorb losses or receive benefits, as a variable interest entity (“VIE”). A VIE is a legal entity that possess any of the following conditions: the entity’s equity at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, equity owners are unable to direct the activities that most significantly impact the legal entity’s economic performance (or they possess disproportionate voting rights in relation to the economic interest in the legal entity), or the equity owners lack the obligation to absorb the legal entity’s expected losses or the right to receive the legal entity’s expected residual returns. The Company consolidates a VIE if the Company determines that it has (i) the power to direct activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that are more than insignificant to the VIE. If an entity is determined to be a VIE but the Company does not have a controlling interest, the entity is accounted for under either the cost or equity method depending on whether the Company exercises significant influence. The Company has determined that it does not meet the control requirements to consolidate Dahae and accounts for the investment using the equity method of accounting. The Company evaluates its investment with Dahae on an ongoing basis, including when the Company believes a loss in value may have occurred which is other than temporary. The Company measures its equity method investment at cost minus impairment, if any, plus or minus the share of the equity method investee’s loss or gain. Activity is included in Investments in the Consolidated Balance Sheets and separately within Share of net loss (income) of equity method investee in the Consolidated Statements of Operations and Comprehensive Loss and within Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.

Reclassification of Prior Year Presentation

Certain prior period amounts have been reclassified to conform to current period presentation in the accompanying Consolidated Financial Statements. Beginning in January 2025, reclassifications have been made to prior year amounts within the Consolidated Balance Sheets related to finance leases in which balances have been moved from Right-of-use financing lease assets to Other Assets; Finance lease liabilities, short term to Accounts payable and other accrued liabilities, and Finance lease liabilities, long term to Other liabilities. These changes had no effect on reported results of operations. Beginning January 2025, reclassifications have been made to prior year amounts within the Consolidated Statements of Cash Flows in which the Company reclassified the accretion of loan receivable from equity method investee separately from being included in amortization of premiums and accretion of discounts on available-for-sale-securities.

Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented as a single entity for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM manages the business on a consolidated basis and uses consolidated Net Loss Attributable to Common Stockholders as reported in the Consolidated Statements of Operations and Comprehensive Loss as the profit or loss measure in assessing performance and deciding how to allocate resources. The CODM is regularly provided with only the consolidated expenses in the Consolidated Statements of Operations and Comprehensive Loss, which are the significant segment expenses. The CODM uses this information to assess business performance and strategy, prepare the annual operating budget and financial forecasts, and communicates with the Board of Directors

Solid Power, Inc. | 2025 Form 10-K | 51

concerning the Company’s financial performance. The CODM does not evaluate the Company’s one reportable segment using asset information, and, accordingly, the Company does not report asset information. See Note 15 – Segment Disclosure for more information.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and throughout the year, the Company’s cash accounts exceeded federally insured limits.

Available-for-Sale Securities

The Company’s investment policy is consistent with the definition of available-for-sale securities, and the accounting is recorded under Accounting Standards Codification (“ASC) 326-30. The Company’s investments are not classified as trading securities or as held-to-maturity securities and therefore are classified as available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. From time to time, the Company may sell certain securities, but the objectives are not to generate profits on short-term differences in price.

These securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on available-for-sale securities are reported on the specific-identification method. Dividend and interest income are recognized when earned. The Company classifies all available-for-sale securities with a maturity date of 12 months or less to be Marketable securities and all with a maturity greater than 12 months to be Investments within the Consolidated Balance Sheets.

Account Receivables

The Company distinguishes between a contract asset and an accounts receivable based on whether receipt of the consideration is conditional on something other than the passage of time. When the Company transfers control of goods or services to a customer before the customer pays consideration, the Company records a contract asset or a receivable depending on the nature of the Company’s right to consideration for its performance. The point at which a contract asset becomes an accounts receivable may be earlier than the point at which an invoice is issued. The Company assesses a contract asset and accounts receivable for impairment in accordance with ASC 326 Financial Instruments – Credit Losses. The Company has not recorded an allowance for credit losses as of December 31, 2025 and 2024. Contract assets are classified separately on the Consolidated Balance Sheets and transferred to accounts receivable when right to payment becomes unconditional. Amounts for work performed but not billed as of December 31, 2025, and 2024 are included within accounts receivables and shown in the table below.

	December 31,
	2025	2024
Accounts receivable not billed	2,068	438

Credit Risk and Major Customers

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, marketable securities, accounts receivable, contract assets, investments and loan receivables. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents, marketable securities, and investments by making deposits with large, reputable financial institutions and investing in high credit rated instruments.

Solid Power, Inc. | 2025 Form 10-K | 52

The Company grants credit in the normal course of business to government entities and commercial contractors. The Company periodically monitors the financial condition of its customers to reduce credit risk, but generally does not require collateral to support accounts receivable or contract assets.

The table below sets forth revenue and account receivables and contract asset concentration for customers that accounted for more than 10% of the Company’s total gross revenue for the years ended December 31, 2025, and 2024.

	For the Years Ended December 31,
	2025	2024
Revenue concentration
Number of customers	3	3
Related total revenue percentage	95%	98%
Accounts receivable concentration
Number of customers	2	2
Related contract receivable and contract asset percentage	98%	94%
Contract asset concentration
Number of customers	1	—
Related contract receivable and contract asset percentage	100%	—%

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The Company capitalizes property, plant and equipment with useful lives exceeding one year. Assets are depreciated over their estimated useful lives. The straight-line method is used for computing depreciation. Depreciation expenses are recorded in Operating Expenses in the Consolidated Statements of Operations and Comprehensive Loss. Cost of maintenance and repairs are charged to expense when incurred. Construction in progress related to specialized equipment, once placed in service will be classified into one of the categories listed in the table below of Property, plant and equipment and depreciated.

Depreciable Life
Production equipment	5 years
Laboratory equipment	5 years
Furniture and computer equipment	3-7 years
Leasehold improvements	Lesser of asset life or lease term

Investments

The Company considers all available-for-sale securities with a maturity date of less than 12 months to be marketable securities and all with a maturity date greater than 12 months to be investments. See Note 5 – Fair Value Measurement for more information.

The Company records its investments in non-marketable equity securities in accordance with ASC 321 – Investments - Equity Securities. Under the measurement alternative, carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments are determined at fair value as of the transaction date. The Company’s equity securities investment is presented in Investments in the Consolidated Balance Sheets.

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

The Company acquired an equity interest in Dahae in October 2024. The Company has determined that Dahae is a VIE. The Company does not have a controlling financial interest in Dahae and, therefore, accounts for its investment using the equity method of accounting. As a result of the Company’s equity interest in Dahae, Dahae is a related party. See Note 11 – Related Party Transactions for more information.

Solid Power, Inc. | 2025 Form 10-K | 53

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

Interest income is accrued based on the contractual terms which are payable on a quarterly basis. Interest income from the loan receivable is presented as Interest income in the Consolidated Statements of Operations and Comprehensive Loss. Any interest receivable from the loan receivable represents a current asset within Prepaid expenses and other current assets in the Consolidated Balance Sheets. Accretion of discount on bond, which increases the bond to the par value of a bond, is recorded on a quarterly basis and presented as Interest income in the Consolidated Statements of Operations and Comprehensive Loss.

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

Intangible Assets

Intangible assets consist of licenses and costs incurred for pending patents and trademarks. Licenses consist of rights to use patents and are amortized over their estimated useful life of three to 20 years. Patent costs are amortized over an estimated useful life upon award by the United States Patent and Trademark Office or expensed if the Company is unsuccessful in securing an issued patent. Trademarks have an indefinite life and therefore are not amortized. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested at least annually or more frequently for impairment if events or circumstances indicate an impairment may have occurred.

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

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets. The Company, as an accounting policy election, does not recognize right-of-use asset and lease liability on short-term leases (which are leases having initial terms of 12 months or less) and instead recognizes rent expense on a straight-line basis over the lease term.

Stock-Based Compensation

Stock-based compensation primarily consists of stock options, restricted stock units (“RSUs”), and restricted stock grants to Dahae executives. Expenses for stock-based compensation are measured based at fair value on the date of the grant and recognized over the prescribed vesting schedule as described within Note 8 – Stock-Based Compensation.

The estimated fair value of stock options on the date of grant is calculated using the Black-Scholes option-pricing model and is affected by the Company’s stock price, as well as assumptions regarding risk-free rate, dividend yield, and the historical volatility of comparable entities. The estimated fair value of RSUs is determined based on the number of shares granted and the closing price for of the Company’s common stock as of the date of the grant. The Company accounts for forfeitures as they occur. Employee compensation cost is recognized on a straight-line basis over the requisite vesting service period and is recorded in Operating Expenses in the Consolidated Statements of Operations and Comprehensive Loss.

The Company recognizes expenses for restricted stock grants to Dahae executives based on the grant date fair value of the restricted stock grants, which is based on the closing price of the Company’s common stock as of the date of the grant. Dahae

Solid Power, Inc. | 2025 Form 10-K | 54

executive stock-based compensation expenses are recognized on a straight-line basis over the Dahae executives vesting period. Dahae executive stock-based compensation related to restricted stock grants is recognized within Share of net loss (income) of equity method investee in the Consolidated Statements of Operations and Comprehensive Loss.

Revenue and Grant Income

The Company assesses all collaborative arrangements to determine whether the agreement should be recorded in accordance with Accounting Standards Codification (“ASC”) 808 – Collaborative Arrangements. Collaborative arrangements involve two or more parties who are active participants and meet the following components: both parties are exposed to significant risks and rewards, and both parties are dependent on the commercial success of the efforts under the contract. Revenue recognition is recorded by analogy to ASC 606 – Revenue from Contracts with Customers. This application of ASC 606 to these arrangements involves complexity arising from the technical accounting involved in evaluating each agreement's terms and conditions and significant estimates regarding total project costs, completion costs, and transaction price. The Company’s agreements with SK On Co., Ltd. (“SK On” and such agreements, the “SK On Agreements”) meet the criteria of collaborative arrangements. Amounts received for these products and services are classified as Revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Prior to January 1, 2025, the Company recognized revenue from the Company’s collaborative arrangement, including the SK On Agreements, over time using the input measurement method utilizing labor hours in relation to total labor hours anticipated to satisfy the performance obligation. Effective January 1, 2025, the Company changed its basis of input to utilize the cost-to-cost method to satisfy the performance obligation. The Company made the change because it believes using the cost-to-cost method provides more accurate reflection of how performance is satisfied over time. This change is treated as a change in estimate beginning on January 1, 2025, and prior period amounts have not been adjusted. The Company expenses contract fulfillment costs as incurred. As of December 31, 2025, the Company’s remaining performance obligation unsatisfied was $27,760 to be recognized through 2028.

The Company evaluates whether certain transactions under contracts with customers are variable consideration under the terms of a contract and includes its estimate of variable consideration, subject to constraint, in the transaction price based on the most likely amount method when it is deemed probable of being realized based on historical experience and trends. The Company updates its estimate of variable considerations included in the transaction price each reporting period, and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis.

The Company recognizes revenue from cooperative agreements with the government in cost contracts on the basis of costs incurred during the period and in cost plus fixed-fee contracts on the basis of costs incurred during the period plus the fee earned. Contract costs include all direct labor, subcontract, material, and indirect costs related to the contract performance which is included in Direct costs within the Consolidated Statement of Operations and Comprehensive Loss.

On January 21, 2025, Solid Power Operating, Inc., a consolidated subsidiary, entered into an assistance agreement with the U.S. Department of Energy (“DOE”) with an effective date of January 1, 2025 (as amended effective May 15, 2025, the “Assistance Agreement”). The Assistance Agreement provides that the DOE will provide the Company with funding of up to $50,000 for the Company’s installation of equipment necessary for the continuous production of sulfide-based electrolyte material pilot line. The Company records grant income from the Assistance Agreement in accordance with International Accounting Standards 20 when conditions have been substantially met. This income is presented within Grant income in the Consolidated Statements of Operations and Comprehensive Loss.

For electrolyte sales, the Company recognizes revenue when the control of the goods is transferred to the customer and for the amount of consideration the Company expects to receive.

The Company receives revenue and grant income from both government and non-government entities. Government revenue and grant income includes both revenue and grant income from collaborative arrangements. Non-government revenue includes both revenue from collaborative arrangements and electrolyte sales. The table below sets forth revenue and grant income by type for the year ended December 31, 2025, and 2024.

	Year Ended December 31,
	2025	2024
Government - revenue	$2,124	$2,732
Government - grant income	3,834	—
Non-government revenue	15,789	17,407
Total revenue and grant income	$21,747	$20,139

Solid Power, Inc. | 2025 Form 10-K | 55

Deferred revenue represents cash collected in advance of revenue recognized.

	December 31,
	2025	2024
Deferred revenue	$198	$3,150
Deferred revenue from related parties	172	—

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

Fair Value Measurements

The Company applies fair value accounting for selected financial assets and liabilities measured on a recurring and nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The accounting guidance ASC 820 – Fair Value Measurement established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, used to determine the fair value of financial instruments. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

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

Solid Power, Inc. | 2025 Form 10-K | 56

The Company accounts for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the Consolidated Financial Statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Interest and penalties associated with tax positions are recorded in the period assessed as Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Loss. No interest or penalties have been assessed during the years ended December 31, 2025 and 2024.

Basic and Diluted Loss per Share of Common Stock

Basic loss per share is based on the weighted average number of shares of common stock outstanding for the period. Basic loss per share represents Net Loss Attributable to Common Stockholders divided by the weighted average number of shares of common stock outstanding for the period.

Diluted loss per share is presented using the treasury stock method. The treasury stock method is a method of recognizing the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted loss per share. The method assumes that any proceeds would be used to purchase common stock at the average market price during the period. Diluted loss per share represents Net Loss Attributable to Common Stockholders divided by diluted weighted average number of shares of common stock, which includes the average dilutive effect of all potentially dilutive securities outstanding for the period.

Foreign Currency

The Company’s reporting currency and the functional currency of its foreign operations is U.S. dollars. The Company’s Korean subsidiary maintains its financial statements in U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars using the exchange rate prevailing at the balance sheet date. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The total impact of foreign currency transaction losses for the years ended December 31, 2025 and 2024 was $37 and $179, respectively.

Recent Accounting Pronouncements

Income Taxes

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. Effective January 1, 2025, the Company adopted ASU 2023-09 on a prospective basis. See “—Income Taxes” above and Note 13 – Income Taxes for more information.

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

Financial Instruments - Credit Losses

In July 2025, the FASB issued ASU No. 2025-05 Financial Instruments – Credit Losses (Topic 326). ASU 2025-05 clarifies guidance related to Topic 326 for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers, allowing for a practical expedient that assumes that current conditions as of the balance sheet do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the disclosure impact of ASU 2025-05.

Solid Power, Inc. | 2025 Form 10-K | 57

Government Grants

In December 2025, the FASB issued ASU No. 2025-10 Government Grants (Topic 832). ASU 2025-10 establishes authoritative guidance on the recognition, measurement and presentation of government received by business entities. The guidance is effective for annual reporting periods beginning after December 15, 2028, with early adoption permitted. The guidance is applied on a modified prospective, a modified retrospective, or a retrospective transition approach. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statement and disclosures.

Interim Reporting

In December 2025, the FASB issued ASU No. 2025-11 Interim Reporting (Topic 270). ASU 2025-11 clarifies guidance related to Topic 270 for interim disclosure requirements. The objective of the amendment is to provide clarity about the current requirements rather than evaluate whether to expand or reduce interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the disclosure impact of ASU 2025-11.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on its Consolidated Financial Statements.

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment are summarized as follows:

	December 31,
	2025	2024
Production equipment	$43,203	$41,750
Laboratory equipment	15,287	12,611
Leasehold improvements	73,369	73,114
Furniture and computer equipment	4,711	4,298
Construction in progress	6,858	5,141
Total cost	143,428	136,914
Accumulated depreciation	(57,110)	(39,706)
Net property, plant and equipment	$86,318	$97,208

Depreciation expenses for dedicated laboratory equipment and production equipment are charged to research and development. Depreciation expense related to office equipment, leasehold improvements, software and computer equipment are allocated between research and development and selling, general and administrative expenses based on the nature of use.

Depreciation expenses related to property, plant, and equipment are summarized as follows:

	December 31,
	2025	2024
Depreciation expense	$18,400	$16,449

In 2025, the Company was designing a continuous electrolyte production pilot line. As of December 31, 2025, detailed design for the line was substantially complete, and the Company expects the line to be commissioned by the end of 2026. In 2025, the

Solid Power, Inc. | 2025 Form 10-K | 58

Company also expanded the capabilities of the electrolyte innovation center (the “EIC”) and the cell safety abuse lab. Construction in progress related to property, plant and equipment is summarized as follows:

	December 31,
Construction in progress	2025	2024
Continuous electrolyte pilot manufacturing line	$5,214	$1,194
Cell safety abuse lab	94	835
EIC	111	1,292
Other capital projects	1,439	1,820
Total construction in progress	$6,858	$5,141

Solid Power, Inc. | 2025 Form 10-K | 59

Note 4 – Intangible Assets

Intangible assets are summarized as follows:

	December 31,
	2025		2024
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(78)	$149	$(69)
Patents	261	(25)	135	(12)
Patents pending	1,813	—	1,831	—
Trademarks	13	—	13	—
Trademarks pending	33	—	25	—
Total intangible assets	$2,269	$(103)	$2,153	$(81)

Amortization expense for intangible assets is summarized as follows:

	December 31,
	2025	2024
Amortization expense	$22	$15

Useful lives of intangible assets range from three to 20 years. Amortization expenses are expensed within research and development in Operating Expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

During 2025, the Company concluded there were assets on the Consolidated Balance Sheets related to patent application costs for patents that the Company is no longer pursuing. As the carrying amount of the intangible asset was not recoverable and the carrying value exceeded its fair value, an impairment loss was recognized. The fair value of these identified patents was determined to be zero and therefore the full carrying value $748 was written off. As of December 31, 2025, the Company recognized $748 in impairment loss which is presented in research and development expense within the Consolidated Statements of Operations and Comprehensive Loss.

Note 5 – Fair Value Measurements

The carrying amounts of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities. The difference between the amortized cost and fair value of available-for-sale securities as of December 31, 2025 was not material.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table summarizes the asset type, balance sheet classification, maturity, and value of the Company’s marketable securities and investments in the Consolidated Balance Sheets.

Assets	Balance Sheet Classification	Maturity	December 31, 2025	December 31, 2024
Commercial Paper	Marketable securities	Due in 1 year or less	$62,166	$47,046
Corporate Bonds	Marketable securities	Due in 1 year or less	122,941	28,614
Government Bonds	Marketable securities	Due in 1 year or less	39,053	—
U.S. Treasuries	Marketable securities	Due in 1 year or less	5,017	17,124
	Total Marketable securities		$229,177	$92,784

Corporate Bonds	Investments	Due in 1 year to 5 years	$63,187	$173,369
Government Bonds	Investments	Due in 1 year to 5 years	22,479	35,904
Equity Method Investment	Investments		1,331	1,127
	Total Investments		$86,997	$210,400

Solid Power, Inc. | 2025 Form 10-K | 60

As of December 31, 2025 and December 31, 2024, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

		December 31, 2025
		Level 1	Level 2	Level 3	Total
Assets	Balance Sheet Classification
Commercial paper	Marketable securities	$62,167	$—	$—	$62,167
Corporate bonds	Marketable securities	$122,941	$—	$—	$122,941
Government bonds	Marketable securities	$39,053	$—	$—	$39,053
U.S. treasuries	Marketable securities	$5,017	$—	$—	$5,017
Corporate bonds	Investments	$63,187	$—	$—	$63,187
Government bonds	Investments	$22,479	$—	$—	$22,479
Bifurcated embedded derivative	Loan receivable from equity method investee	$—	$—	$584	$584

Liabilities
Public Warrants	Warrant liabilities	$9,911	$—	$—	$9,911
Private Placement Warrants	Warrant liabilities	$—	$3,970	$—	$3,970

		December 31, 2024
		Level 1	Level 2	Level 3	Total
Assets	Balance Sheet Classification
Commercial paper	Marketable securities	$47,046	$—	$—	$47,046
Corporate bonds	Marketable securities	$28,614	$—	$—	$28,614
Corporate bonds	Investments	$173,369	$—	$—	$173,369
Government bonds	Investments	$35,904	$—	$—	$35,904
U.S. treasuries	Marketable securities	$17,124	$—	$—	$17,124
Bifurcated embedded derivative	Loan receivable from equity method investee	—	—	584	584

Liabilities
Public Warrants	Warrant liabilities	$5,537	$—	$—	$5,537
Private Placement Warrants	Warrant liabilities	$—	$3,198	$—	$3,198

The change in fair value of the Company’s marketable securities and investments are included in Other Comprehensive Income (Loss) in the Company’s Consolidated Statements of Operations and Comprehensive Loss. There were no transfers in and out of Level 3 fair value hierarchy during the years ended December 31, 2025 and 2024.

The following table provides the available-for-sale securities purchased during the years ended December 31, 2025, and 2024.

	For the Years Ended December 31,
	2025	2024
Available-for-sale securities purchased	$277,726	$216,193

Solid Power, Inc. | 2025 Form 10-K | 61

Fair Value of Bifurcated Embedded Derivative

The fair value of the bifurcated embedded derivative (the “Derivative”) has been estimated using the with-and-without method as of December 31, 2025 and 2024 using Level 3 unobservable input; and Level 2 directly or indirectly observable inputs, including estimated credit rating, risk-free interest rates, discount rates utilized in expected future cash flows and expected future cash flows. The Company’s expectation of future cash flow is significant to the measurement of fair value. Material increases or decreases in any of those inputs may result in a significantly higher or lower estimated fair value measurement of the Derivative. See Note 11 – Related Party Transactions for more information.

Fair Value of Warrants

The fair value of the private placement warrants issued as part of the Company’s business combination in 2021 (the “Private Placement Warrants”) have been estimated using a Black-Scholes model as of December 31, 2025 and 2024. The estimated fair value of the Private Placement Warrants is determined using Level 2 directly or indirectly observable inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s publicly-traded warrants (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Warrants. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 input.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates.

	December 31,
	2025	2024
Exercise price	$11.50	$11.50
Stock price	$4.25	$1.89
Volatility	114.5%	124.8%
Term (in years)	0.94	1.94
Risk-free rate	3.43%	4.16%

The following table provides a rollforward (per Warrant) of the Public Warrants measured at fair value using Level 1 inputs and Private Placement Warrants measured at fair value using Level 2 inputs.

	Public Warrants	Private Placement Warrants
	Level 1 Fair Value	Level 2 Fair Value
December 31, 2024	$0.42	$0.52
Change in fair value	$0.29	$0.22
December 31, 2025	$0.71	$0.74

See Note 6 – Warrant Liabilities for more information.

Note 6 –Warrant Liabilities

The table below provides a summary of the outstanding Public and Private Placement Warrants.

	December 31,
	2025	2024
Public Warrants	13,958,836	13,182,501
Private Placement Warrants	5,374,467	6,150,802

Solid Power, Inc. | 2025 Form 10-K | 62

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

Note 7 – Stockholders’ Equity

At-the-Market Offering

On September 5, 2025, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”), with respect to an at-the-market offering program (the “ATM”) under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150,000 through Oppenheimer. During the year ended December 31, 2025, the Company sold 18,023,085 shares of common stock at an average price of $5.06 per share under the Distribution Agreement, raising gross proceeds of $91,215 before deducting offering costs, commissions, and fees. Net proceeds to the Company totaled $88,762 after deducting offering costs, commissions, and fees. As of December 31, 2025, approximately $58,785 remained available for future sales under the Distribution Agreement.

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

Solid Power, Inc. | 2025 Form 10-K | 63

The table below presents the number of shares repurchased and retired, the principal, commissions, and total cash paid to repurchase and retire shares of common stock, the excise tax, and the average purchase price per share for the years ended December 31, 2025 and 2024. The repurchased shares were subject to excise tax of 1% of which is accounted for within Additional paid-in capital and accrued within Accounts payable and other current liabilities in the Consolidated Balance Sheets.

	For the Year Ended December 31,
	2025	2024
Repurchased and retired shares of common stock	3,361,396	5,704,401
Principal paid to repurchase and retire shares of common stock	$3,525	$8,959
Commissions paid to repurchase and retire shares of common stock	$67	$113
Total cash paid to repurchase and retire shares of common stock	$3,592	$9,072
Excise tax accrued	$—	$90
Average cost paid per share (including commissions)	$1.07	$1.59

Note 8 – Stock-Based Compensation

2014 Plan and 2021 Plan

Options granted under the Solid Power, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) have a ten-year term and vest as to 1/4th of these options after one year after the initial date of service of a service provider and with the balance of the options vesting in a series of 36 successive equal monthly installments following the first vesting date. Option awards under the 2014 Plan were granted with an exercise price equal to the fair market value of Solid Power Operating, Inc.’s common stock at the date of grant. Certain option awards issued under the 2014 Plan provide for accelerated vesting if there is a change in control (as defined in the plan agreements).

Options granted under the Solid Power, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) during 2022 have a ten-year term and vest as to 1/4th of these options per year beginning one year after the initial date of service of a service provider. Options granted under the 2021 Plan starting 2023 have a ten-year term and vest as to 1/4th of the options one year after the initial date of service of a service provider then 6.25% per quarter thereafter. Option awards under the 2021 Plan were granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Certain option awards issued under the 2021 Plan provide for accelerated vesting if there is a change in control (as defined in the plan agreements).

Effective April 1, 2022, the Company began granting RSUs in accordance with the terms of the 2021 Plan. The grant date fair value of RSUs awarded are determined based on the Company’s closing common share price on the Nasdaq on the grant date. RSU awards for employees granted during 2022 generally vest 25% per year commencing on the first anniversary of the grant date. RSU awards for employees granted during 2024 and 2025 generally vest 25% on the first anniversary of the grant date then 6.25% per quarter thereafter. Vested RSU awards for employees are settled in shares of common stock. RSU awards upon initial service as a director vest in 12 equal quarterly installments. For initial service grants, vested RSUs are settled in common stock upon the earlier of the director no longer serving on the Board or the date the RSU has fully vested. Annual RSU awards to directors generally fully vest on the one-year anniversary of the grant date. Upon vesting, granted RSUs entitle the grantee to receive one share of common stock of the Company at no additional cost. Holders of unvested RSUs do not have voting or dividend rights.

At December 31, 2025 and 2024, the Company had 6,496,068 and 11,241,546 shares of common stock underlying stock options outstanding under the 2014 Plan, respectively. No additional grants under the 2014 Plan are permitted.

Beginning on January 1, 2022, the number of shares of common stock available for issuance under the 2021 Plan shall increase annually by an amount equal to the lesser of (i) 18,900,000 shares of common stock, (ii) five percent (5%) of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) a number of shares of common stock determined by the administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2024 and 2025, the number of shares of common stock available for issuance under the 2021 Plan increased by 8,950,544 and 10,059,059 shares of common stock, respectively. As of December 31, 2025, and 2024, the 2021 Plan permitted the Company to grant up to 37,575,657 and 28,196,225 shares of common stock, respectively, to its employees, directors, and consultants, as designated by the Board. As of December 31, 2025 and 2024, the Company had 18,618,626 and 17,174,592 shares of common stock underlying options awards and RSU awards outstanding under the 2021 Plan, respectively.

	For the Years Ended December 31,
	2025	2024
Option awards granted under 2021 Plan	—	6,324,127
RSU awards granted under 2021 Plan	10,151,545	6,792,700

Solid Power, Inc. | 2025 Form 10-K | 64

Restricted Stock Grants to Dahae Executives

On October 21, 2024, the Company issued 298,508 shares of restricted stock grants to Dahae executives pursuant to the provisions of Regulation S under the Securities Act of 1933, as amended. This issuance was not under any existing plan. The restricted stock grants vest over a four-year period, subject to forfeiture upon the applicable stockholder ceasing to provide services to Dahae or upon Dahae’s default on the financing instruments entered into between the Company and Dahae on October 21, 2024. No additional shares of restricted stock are authorized for issuance to Dahae executives.

	For the Years Ended December 31,
	2025	2024
Restricted stock grants to Dahae Executives	—	298,508

Compensation Expense for Stock-Based Compensation

The fair value of stock options and RSUs issued to employees and directors is recognized as compensation expense over the vesting period of the award. The fair value of the restricted stock grants issued to Dahae executives is recognized straight-line over the vesting period of the grant. The Company accounts for forfeitures as they occur.

For the years ended December 31, 2025 and 2024, the Company recognized compensation costs totaling:

	For the Years Ended December 31,
	2025	2024
Stock-based compensation costs related to RSUs	$6,344	$5,662
Stock-based compensation costs related to stock options	2,319	6,138
Stock-based compensation costs related to the ESPP	327	172
Total equity-based compensation costs	$8,990	$11,972

The unrecognized future compensation costs as of December 30, 2025 and 2024 were $22,214 and $20,549, respectively. The Company expects to recognize the future compensation cost over a weighted average period of 2.8 years, amortized over a straight-line basis.

The Company records compensation across Operating Expenses within the following financial statement lines:

	For the Years Ended December 31,
	2025	2024
Direct costs	$—	$1,131
Research and development	3,553	4,463
Selling, general and administrative	5,437	6,378
Total equity-based compensation cost	$8,990	$11,972

The fair value of restricted stock grants to Dahae executives is recognized over the vesting period. The Company recognized $91 and $22 within Share of net loss (income) of equity method investee in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024, respectively.

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

Solid Power, Inc. | 2025 Form 10-K | 65

During the year ended December 31, 2025, no stock options were granted. The fair value of each stock option grant during the year ended December 31, 2024 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used:

2024
Approximate risk‑free rate	4.23%
Volatility	48.1%
Average expected life (in years)	6
Dividend yield	0%
Weighted‑average grant date fair value	$0.82
Estimated fair value of total stock options granted	$5,175

A summary of stock option activity under the 2014 Plan and 2021 Plan for the year ended December 31, 2025 is presented below.

			Weighted-average
			Remaining
	Number of	Weighted-average	Contractual Term	Aggregate
Stock Options	Stock Options	Exercise Price	(in years)	Intrinsic Value
Outstanding as of January 1, 2025	20,605,693	$2.45	6.68	12,008
Granted	—	$—
Exercised	(3,339,162)	$1.57
Forfeited	(2,549,167)	$2.58
Expired	(2,397,290)	$4.97
Outstanding as of December 31, 2025	12,320,074	$2.13	5.59	29,496

Exercisable as of December 31, 2024	12,275,078	$2.48	5.27	9,427
Exercisable as of December 31, 2025	9,769,633	$2.19	4.94	23,427

Restricted Stock Units

The following table summarizes unvested RSUs as of December 31, 2025 and the changes for the year ended December 31, 2025.

	Number of	Weighted-average
	RSUs	Grant Date Fair Value
Balance at December 31, 2024	8,200,553	3.10
Granted	10,151,545	1.75
Vested or Exercised	(3,008,674)	2.02
Forfeited	(2,015,234)	2.08
Balance at December 31, 2025	13,328,190	1.78

Restricted Stock Grants to Dahae Executives

The following table summarizes activities of unvested restricted stock grants to Dahae executives and the changes for the year ended December 31, 2025.

	Number of	Weighted-average
	Restricted Stock Grants	Grant Date Fair Value
Balance at December 31, 2024	238,806	1.23
Granted	—
Vested	(110,671)	1.23
Forfeited	—
Balance at December 31, 2025	128,135	1.23

Solid Power, Inc. | 2025 Form 10-K | 66

ESPP

The Solid Power, Inc. 2021 Employee Stock Purchase Plan (“ESPP”) originated with 3,778,000 shares of common stock available for issuance. Beginning on January 1, 2022, the number of shares of common stock available for issuance under the ESPP shall increase annually by an amount equal to the lesser of (i) 3,778,000 shares of common stock (ii) one percent (1%) of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number of shares of common stock determined by the administrator no later than the last day of the immediately preceding fiscal year. On January 1, 2022, the number of shares of common stock available for issuance under the ESPP increased by 1,685,579 shares of common stock. There were no increases to the number of shares of common stock available for issuance under the ESPP on January 1, 2024 or 2025. As of December 31, 2025 and 2024, 4,430,644 and 4,788,691 shares remained available for issuance, respectively.

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

Note 9 – Basic and Diluted Loss Per Share

The table below sets forth the basic and diluted loss per share calculation for the years ended December 31, 2025 and 2024.

	For the Years Ended December 31,
	2025	2024
Net loss attributable to common stockholders	$(93,410)	$(96,520)
Weighted average shares outstanding – basic and diluted	184,902,712	179,397,332
Basic and diluted loss per share	$(0.51)	$(0.54)

Due to the net loss for the years ended December 31, 2025 and 2024, diluted loss per share was computed without consideration of potentially dilutive instruments as their inclusion would have been anti-dilutive. The table below sets forth (in shares) potentially dilutive securities excluded from the diluted loss per share calculation.

	December 31,
	2025	2024
Warrants	19,333,303	19,333,303
2014 Plan & 2021 Plan - stock options	14,576,084	22,969,681
2021 Plan - RSUs	11,075,579	7,076,624
ESPP - common stock	34,736	60,037
Dahae executives restricted stock grants - common stock	186,224	8,658
Total potentially dilutive securities	45,205,926	49,448,303

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

Solid Power, Inc. | 2025 Form 10-K | 67

The Company has certain equipment leases classified as finance leases as of December 31, 2025. In the Consolidated Balance Sheets, the Company records it right-of-use finance lease assets, net within Other assets, records its short-term finance lease liabilities within Accounts payable and other accrued liabilities, and records its long-term finance lease liabilities within Other liabilities.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

	For the Years Ended December 31,
	2025	2024
Finance lease costs:
Amortization of right-of-use assets	$476	$232
Interest on lease liabilities	26	46
Operating lease costs	1,505	1,209
Total lease expense	$2,007	$1,487

The components of cash flow information related to leases are as follows:

	For the Years Ended December 31,
	2025	2024
Operating outgoing cash flows – finance leases	$26	$47
Financing outgoing cash flows – finance leases	280	377
Operating outgoing cash flows – operating leases	1,351	1,320
Right-of-use assets obtained in exchange for new finance lease liabilities:	(1)	—
Right-of-use assets obtained in exchange for new and modified operating lease liabilities:	15	1,005

December 31, 2025
Finance lease
Weighted-average remaining lease term – finance leases (in years)	1.68
Weighted-average discount rate – finance leases	6.8%
Operating lease
Weighted-average remaining lease term – operating leases (in years)	7.08
Weighted-average discount rate – operating leases	6.3%

As of December 31, 2025, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2026	$179	$1,403
2027	85	1,448
2028	16	1,494
2029	—	1,548
2030	—	903
Thereafter	—	3,127
Total	280	9,923
Less present value discount	14	1,933
Total lease liabilities	$266	$7,990

Note 11 – Related Party Transactions

BMW of North America LLC

During 2022, the Company amended its joint development agreement (“JDA”) with BMW of North America LLC (“BMW”) to provide a research and development-only license to certain of the Company’s intellectual property relating to cell manufacturing. The license allows, among other things, BMW to install a solid-state prototype cell manufacturing line based on the Company’s proprietary information. The license is limited to BMW’s research and development activities and may not be used for commercial battery cell production. During 2024, the Company further amended its JDA with BMW to extend the term of the JDA, revise the

Solid Power, Inc. | 2025 Form 10-K | 68

payment schedule, and revise certain deliverables and the timing to achieve various milestone and development targets and confirm cell performance requirements. During 2024, BMW agreed to purchase certain cell materials from the Company for approximately $132. During 2025, BMW agreed to purchase certain cell materials and electrolyte from the Company for approximately $225.

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

BMW paid the Company $20,000 between December 2022 and June 2025, based on the achievement of milestones. BMW paid the Company $344 to purchase certain cell materials and electrolyte during 2025. For the year ended December 31, 2025, the Company recognized $189 of revenue from BMW related to certain cell materials and electrolyte and recorded $172 of deferred revenue of which $75 is related to the JDA and the remaining $97 is related to cash paid from BMW in advance of electrolyte delivered. For the year ended December 31, 2024, the Company recognized $5,410 of revenue from BMW.

BMW Holding B.V., an affiliate of BMW, has the right to nominate a director for election to the Board as well as the right to designate an individual to attend meetings of the Board and its committees in a non-voting, observer capacity. Based on the Schedule 13D filed on December 20, 2021, BMW Holding B.V. is a beneficial owner of more than five percent of the Company’s common stock.

Ford Motor Company

During 2024, the Company amended its JDA with Ford Motor Company (“Ford”) to extend the term of the JDA and revise certain deliverables and the schedule for delivery to Ford during the term of the JDA. Ford was a beneficial owner of more than five percent of the Company’s common stock, based on the Schedule 13G/A filed on February 9, 2024.

Dahae Energy Co., Ltd.

During 2024, the Company entered into a series of transactions with Dahae, a strategic partner in the Republic of Korea. Dahae provides process engineering support for the Company’s pilot cell lines and is serving as the installer for installation of a pilot cell manufacturing line at SK On Co., Ltd.’s facility. The transactions included an equity interest, extinguishment of an existing promissory note, bond (the “Bond”) with detachable warrants (the “Detachable Warrants”) and a bifurcated embedded derivative (the “Derivative”), restricted stock grants to Dahae executives, and a term loan facility.

The Company acquired a 20% equity interest in Dahae for $656 (including $256 of transaction costs) and recorded the investment using the equity method of accounting. See Note 2 – Significant Accounting Policies for more information.

The Company extinguished an existing promissory note from Dahae in exchange for the Bond with the Detachable Warrants and the Derivative. At the time of extinguishment, the Company recognized a loss of $760 for the difference between the promissory note balance prior to extinguishment and the fair value of the instruments and rights received.

The Bond has an explicit interest rate of 3%, maturity date of April 26, 2034, and par value of $4,448. On October 21, 2024, the fair value of the Bond was $2,497 and the Derivative was recorded at a fair value upon acquisition of $584. As of December 31, 2025, the Bond had an unamortized discount of $1,796. The change in value of the Derivative between October 21, 2024 and December 31, 2025, was immaterial. The Bond and the Derivative are recorded in Loan receivable from equity method investee in the Consolidated Balance Sheets.

The Company recorded the Detachable Warrants within Investments in the Consolidated Balance Sheets at a fair value upon acquisition of $607. The Detachable Warrants are fully detachable from the Bond and can be exercised for shares of Dahae’s common stock. If the Company were to exercise the Detachable Warrants in full, the Company would own 40% of the then outstanding shares of common stock of Dahae. As of December 31, 2025, there were no impairments or downward or upward adjustments to Detachable Warrants since acquisition.

The Company granted 298,508 shares of restricted stock grants to Dahae executives. The restricted stock grants are subject to redemption at fair value once all shares are fully vested and any financing provided by the Company to Dahae has been repaid. As the restricted stock grants are contingently redeemable at fair value, the restricted stock grants are recorded within Mezzanine Equity in

Solid Power, Inc. | 2025 Form 10-K | 69

the Consolidated Balance Sheets. To adjust these grants to redemption amounts at each reporting period, the Company remeasures the grants to their redemption value based on the price of the Company’s common stock, with a corresponding entry to the Company’s retained earnings. The remeasurement for the year ended December 31, 2025 was $323. See Note 8 – Stock-Based Compensation for more information.

The Company provided a term loan facility to Dahae. Dahae drew upon the facility on November 3, 2024, with a principal balance of $1,161 issued at par, explicit interest rate of 3%, and maturity date of October 21, 2034. The loan is recorded in Loan receivable from equity method investee in the Consolidated Balance Sheets.

All financing agreements between the Company and Dahae are collateralized by Dahae’s assets and a minority equity interest in Dahae. The Company has committed to provide up to $2,000 of additional financing to Dahae.

The table below presents the summarized transactions recorded in the Consolidated Balance Sheets related to the Company’s equity method investment for the periods presented.

	December 31,
	2025	2024
Bond (a)	$3,236	$3,105
Loan	1,161	1,161
Warrants	607	607
Equity method investment (b)	724	520
Mezzanine equity	470	34

(a)	Includes the value of the bifurcated embedded derivative related to a contingent early redemption of bond at its fair value of $584.
(b)	As of December 31, 2025, this balance reflects the prior year ending balance plus the Company’s share of Dahae’s income of $179 and a currency translation gain of $24 related to the conversion from South Korean Won to U.S. dollar. The Company’s share of Dahae’s gain is recorded within Share of net loss (income) of equity method investee and the currency translation adjustment is recorded within Other Comprehensive Income in the Consolidated Statements of Operations and Comprehensive Loss.

The table below presents the summarized transactions recorded in the Consolidated Statements of Operations and Comprehensive Loss related to the Company’s equity method investment.

	For the Years Ended December 31,
	2025	2024
Interest income	$299	$105
Share of net loss (income) of equity method investee	(65)	133
Other comprehensive income	24	25

During 2024, the Company incurred $9,342 of cost related to process engineering support provided by Dahae. During 2025, the Company incurred $12,461 of costs related to process engineering support provided by Dahae of which $4,540 was accrued to be paid.

Note 12 – Retirement Plans

The Company sponsors a 401(k) plan for all employees. The plan provides for the Company to make a discretionary matching contribution. Contributions to the plan totaled $1,179 and $1,256 for the years ended December 31, 2025 and 2024, respectively.

Solid Power, Inc. | 2025 Form 10-K | 70

Note 13 – Income Taxes

The table below represents domestic versus foreign Loss before income tax expense (benefit).

	For the Years Ended December 31,
	2025	2024
U.S.	$(86,277)	$(93,543)
Foreign	(7,206)	(1,650)
Loss before income tax expense (benefit)	$(93,483)	$(95,193)

Income taxes included in the Consolidated Statements of Operations and Comprehensive Loss are detailed below.

	For the Years Ended December 31,
	2025	2024
Current income tax expense (benefit)
Federal	$—	$—
State	(1)	8
Foreign	(7)	1,186
Deferred income tax expense (benefit)
Federal	—	—
State	—	—
Foreign	—	—
Total income tax expense (benefit)	$(8)	$1,194

The table below represents net cash paid (refunds received) for income taxes.

For the Year Ended December 31,
2025
Federal	$—
Aggregated state and local jurisdictions	—
Disaggregated state and local jurisdictions
South Carolina	3
District of Columbia	2
California	2
Connecticut	1
Foreign (Republic of Korea)	(8)
Net cash paid (refunds received) for income taxes	$—

Solid Power, Inc. | 2025 Form 10-K | 71

The tables below represent a reconciliation of the U.S. federal statutory income tax rate to effective tax rate. The Company has adopted the guidance in ASU 2023-09 on a prospective basis. The following table reflects the reconciliation rate for 2025 under the new guidance.

	December 31,
	2025	2025
	Tax Expense	Effective Rate
U.S. federal statutory tax rate	(19,552)	21%

State income taxes - net of federal income tax benefits (1)	(2)	—%
Foreign tax effects
Republic of Korea
Valuation allowance	2,400	(2.58)%
Other	(845)	0.91%
Effects of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws	—	—%
Tax credits
Research and development credit	(903)	0.97%
Changes in valuation allowances	16,772	(18.01)%
Nontaxable or nondeductible items
Stock-based compensation (2)	(429)	0.46%
Mark-to-market warrant liabilities	1,081	(1.16)%
Other	667	(0.72)%
Changes in unrecognized tax benefits	226	(0.24)%
Other adjustments	577	(0.62)
Effective tax rate	(8)	0.01%

(1)	South Carolina and the District of Columbia make up the majority (greater than 50%) of the state income tax expense, net of federal income tax effect category.
(2)	The Company classifies windfalls and shortfalls relating to stock-based compensation as a nontaxable or nondeductible item.

The table below represents a reconciliation of the U.S. federal statutory tax rate to effective tax rate for the year ended December 31, 2024 under the prior guidance

U.S. federal statutory tax rate	21.00%
State income taxes - net of federal income tax benefits	0.82%
Foreign withholding taxes	(1.25)%
Global tax rate differential	(0.21)%
Permanent differences	(2.17)%
Net change in valuation allowance	(21.79)%
Research and development	4.08%
Other	(1.74)%
Effective tax rate	(1.26)%

For the years ended December 31, 2025 and 2024, the effective tax rate was approximately 0.01% and (1.26)%, respectively. Differences between the statutory rate and the Company’s effective tax rate resulted from changes in valuation allowance and permanent differences for tax purposes in the treatment of certain nondeductible expenses.

Solid Power, Inc. | 2025 Form 10-K | 72

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below.

	December 31,	December 31,
	2025	2024
Deferred tax assets
Net operating loss	$51,517	$30,446
R&D credit	8,100	7,423
Stock compensation	3,363	2,909
Section 174 capitalization	26,203	22,759
ROU lease liability	2,018	2,061
Available-for-sale securities	—	(14)
Other	1,670	2,441
Total deferred tax asset	92,871	68,025
Valuation allowance	(90,181)	(64,744)
Net deferred tax assets	2,690	3,281
Deferred tax liabilities
Intangibles (non-goodwill)	$(4)	$(2)
Available-for-sale securities	(82)	—
Property, plant and equipment	(663)	(1,144)
Accretion	(236)	(307)
ROU asset	(1,705)	(1,828)
Total deferred tax liabilities	(2,690)	(3,281)
Total net deferred tax liability	$—	$—

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The valuation allowance increased by $25,438 in 2025. The valuation allowance relates entirely to the uncertainty regarding the realizability of the Company’s deferred tax assets.

The Company had net operating losses and tax credit carryforwards as the year ended December 31, 2025 as follows:

	Amount	Expiration Years
Net operating losses, federal (Pre January 1, 2018)	$99	2037
Net operating losses, federal (Post December 31, 2017)	42,242	Indefinite
Net operating losses, state	6,889	Various
Net operating losses, foreign	2,287	2039-2040
Tax Credits, federal	8,100	2037-2045

The following table summarizes the Company’s unrecognized tax benefits.

	For the Year Ended December 31,
	2025	2024
Balance, beginning of year	$2,474	$1,186
Gross increases related to prior period tax position	—	383
Gross increases related to current period tax position	566	905
Gross decreases related to prior period tax position	(340)	—
Balance, end of year	$2,700	$2,474

As of December 31, 2025 and 2024, unrecognized tax benefits of $2,700 and $2,474, respectively, were recorded in other long-term liabilities and deferred tax liability. These unrecognized tax benefits would not impact the Company’s annual effective tax rate if recognized due to the Company’s valuation allowance. The Company recognizes interest and penalties, if any, related to unrecognized tax positions within the provision for income taxes in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Solid Power, Inc. | 2025 Form 10-K | 73

As of December 31, 2025, undistributed earnings for non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations and therefore no U.S. deferred taxes have been recorded.

The 2020 through 2024 tax years remain open to examination by the Internal Revenue Service and, with few exceptions, various other state tax agencies. These taxing authorities have the authority to examine those tax years until the applicable statutes of limitations expire.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes, among other things the permanent extension of certain provisions of the U.S. Tax Cuts and Jobs Act of 2017, modifications to the United States’ international tax framework, restoration of favorable tax treatment for certain business provisions, and acceleration of the phase-out of EV credits. The OBBBA contains a variety of effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the reported results of operations.

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

Note 15 - Segment Disclosure

The Company receives both government and collaborative revenue and earns revenue from U.S. and the Republic of Korea. The Company determined geographic area based on the country to which its legal entity is incorporated. The Company earned revenue from certain customers that each accounted for more than 10% of the Company’s total gross revenue for the years ended December 31, 2025, and 2024. The table below sets forth revenue by type, customer, and geographic area for the years ended December 31, 2025, and 2024.

			For the Years Ended December 31,
Type of Revenue	Customer	Geographic Area	2025	2024
Government	Customer A	U.S.	$2,174	$2,472
Government	Customer B	U.S.	—	246
Government	Customer C	U.S.	3,834	—
Government	Other	U.S.	(50)	14
		Total government	5,958	2,732

Collaborative	Customer D	U.S.	$9,062	$3,020
Collaborative	Customer D	Republic of Korea	6,053	8,760
Collaborative	Customer E	U.S.	189	5,410
Collaborative	Other	U.S.	485	217
		Total collaborative	15,789	17,407
		Total revenue and grant income	$21,747	$20,139

Note 16 – Subsequent Events

On January 29, 2026, the Company completed a registered direct offering of 17,000,000 shares of its common stock, pre-funded warrants to purchase an aggregate of 5,807,018 shares of common stock, and warrants (the “Common Warrants”) to purchase up to an aggregate of 45,614,036 shares of common stock. The common stock was purchased at a price of $5.70 per share and

Solid Power, Inc. | 2025 Form 10-K | 74

accompanying two Common Warrants and the pre-funded warrants were purchased at a price of $5.6999 per pre-funded warrant and accompanying two Common Warrants. The Common Warrants issued are immediately exercisable at an exercise price of $7.25 per share and will expire on January 31, 2033. Proceeds, net of fees before expenses, received by the Company totaled $122,199. The Company intends to use the net proceeds from the registered direct offering for working capital and general corporate purposes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

As a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended December 31, 2025 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(c) of Regulation S-K:

			Trading Arrangement		Aggregate Number
		Date of	Rule	Non-Rule	of Securities to be	Expiration
Name and Title	Action	Action	10b5-1(1)	10b5-1	Purchased or Sold	Date
Kaled Awada Director	Adoption	12/12/2025	☒	☐	Up to 118,808 shares of common stock to be sold	12/14/2026
Lesa Roe Director	Adoption	12/23/2025	☒	☐	Up to 39,206 shares of common stock to be sold	12/24/2026

(1)Intended to satisfy the affirmative defense of Rule 10b5-1.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Solid Power, Inc. | 2025 Form 10-K | 75

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding executive officers called for by Item 401(b) of Regulation S-K may be found under “Business—Information About our Executive Officers.” The other information required by this Item is included in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the solicitation of proxies for the Company’s 2026 annual meeting of stockholders under the captions “Corporate Governance Matters,” “Proposal No. 1 – Election of Directors,” and “Delinquent Section 16(a) Reports.” Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is included in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is included in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

Solid Power, Inc. | 2025 Form 10-K | 76

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits
(1)	Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: None
(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit/ Annex	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40284	3.1	December 13, 2021
3.2	Amended and Restated Bylaws	8-K	001-40284	3.1	November 21, 2022
4.1	Specimen Common Stock Certificate	8-K	001-40284	4.1	December 13, 2021
4.2	Specimen Warrant Certificate	8-K	001-40284	4.2	December 13, 2021
4.3	Form of Pre-Funded Warrant	8-K	001-40284	4.1	January 29, 2026
4.4	Form of Common Warrant	8-K	001-40284	4.2	January 29, 2026
4.5	Warrant Agreement, dated March 23, 2021, between the Company and Continental Stock Transfer & Trust Company	8-K	001-40284	4.1	March 26, 2021
4.6	Amended and Restated Registration Rights Agreement	8-K	001-40284	10.2	December 13, 2021
4.7±	Board Nomination and Support Agreement between Solid Power, Inc., BMW Holding B.V. and the stockholders of Solid Power, Inc. listed on Schedule A thereto, dated May 5, 2021	S-4	333-258681	4.4	August 10, 2021
4.8*	Description of Securities
10.1	Private Placement Warrants Purchase Agreement, dated March 23, 2021, between Decarbonization Plus Acquisition Corporation III, Decarbonization Plus Acquisition Sponsor III LLC and the other purchasers named therein	8-K	001-40284	10.5	March 26, 2021
10.2#	Solid Power, Inc. 2021 Equity Incentive Plan	8-K	001-40284	10.7	December 13, 2021

Solid Power, Inc. | 2025 Form 10-K | 77

10.3#	Solid Power, Inc. 2021 Employee Stock Purchase Plan	S-8	333-262714	99.3	February 14, 2022
10.4#	Solid Power, Inc. 2014 Equity Incentive Plan	S-8	333-262714	99.1	February 14, 2022
10.5#	Form of Stock Option Grant Notice under Solid Power, Inc. 2014 Equity Incentive Plan	S-8	333-262714	99.4	February 14, 2022
10.6#	Form of Notice of Stock Option Grant under Solid Power, Inc. 2021 Equity Incentive Plan	S-8	333-262714	99.5	February 14, 2022
10.7*#	Form of Notice of Restricted Stock Unit Grant (Employee) under Solid Power, Inc. 2021 Equity Incentive Plan
10.8#	Form of Notice of Restricted Stock Unit Grant (New Director) under Solid Power, Inc. 2021 Equity Incentive Plan	S-8	333-262714	99.7	February 14, 2022
10.9#	Form of Notice of Restricted Stock Unit Grant (Annual Award) under Solid Power, Inc. 2021 Equity Incentive Plan	S-8	333-262714	99.8	February 14, 2022
10.10±	Joint Development Agreement, dated July 1, 2017, by and among Solid Power Operating, Inc. and BMW of North America, LLC	S-4/A	333-258681	10.11	October 13, 2021
10.11±	Amendment No. 1 to Joint Development Agreement, dated February 18, 2021, between Solid Power Operating, Inc. and BMW of North America, LLC	S-4/A	333-258681	10.12	October 13, 2021
10.12±	Amendment No. 2 to Joint Development Agreement, dated March 22, 2021, between Solid Power Operating, Inc. and BMW of North America, LLC	S-4/A	333-258681	10.13	October 13, 2021
10.13±	Amendment No. 3 to Joint Development Agreement, dated November 1, 2021, between Solid Power Operating, Inc. and BMW of North America, LLC	8-K	001-40284	10.15	December 13, 2021
10.14±	Amendment No. 4 to Joint Development Agreement, dated December 20, 2022, between Solid Power Operating, Inc. and BMW of North America, LLC	8-K	001-40284	10.1	December 21, 2022
10.15±	Amendment No. 5 to Joint Development Agreement, effective June 21, 2024, between Solid Power Operating, Inc. and BMW of North America, LLC	8-K	001-40284	10.1	June 24, 2024
10.16±	Amendment No. 6 to Joint Development Agreement, effective September 30, 2024, between Solid Power Operating, Inc. and BMW of North America, LLC	8-K	001-40284	10.1	October 1, 2024
10.17±	Agreement for the Joint Development of Solid State Batteries for Automotive Applications between Ford Motor Company and Solid Power Operating, Inc., dated December 28, 2018	S-4/A	333-258681	10.14	October 13, 2021

Solid Power, Inc. | 2025 Form 10-K | 78

10.18±	Series B Preferred Stock Financing Letter Agreement between the Ford Motor Company and Solid Power Operating, Inc., dated May 5, 2021	S-4/A	333-258681	10.15	October 13, 2021
10.19±	Second Amendment to Joint Development Agreement, dated June 30, 2023, between Solid Power Operating, Inc. and Ford Motor Company	8-K	001-40284	10.1	July 5, 2023
10.20±	Third Amendment to Joint Development Agreement, dated December 16, 2024, between Solid Power Operating, Inc. and Ford Motor Company	8-K	001-40284	10.1	December 17, 2024
10.21*±	Fourth Amendment to Joint Development Agreement, dated December 31, 2025, between Solid Power Operating, Inc. and Ford Motor Company
10.22±	Research and Development Technology License Agreement, dated January 10, 2024, between Solid Power Operating, Inc. and SK On Co., Ltd.	8-K	001-40284	10.1	January 16, 2024
10.23±	Electrolyte Supply Agreement, dated January 10, 2024, between Solid Power Operating, Inc. and SK On Co., Ltd.	8-K	001-40284	10.2	January 16, 2024
10.24±	Line Installation Agreement, dated January 10, 2024, among Solid Power Korea Co., Ltd., SK On Co., Ltd., and, for the limited purposes of Section 12.16 of the Line Installation Agreement, Solid Power, Inc.	8-K	001-40284	10.3	January 16, 2024
10.25	Assistance Agreement, dated January 1, 2025, between Solid Power Operating, Inc. and the U.S. Department of Energy	8-K	001-40284	10.1	January 24, 2024
10.26	Amendment to Assistance Agreement Award No. DE-MS0000122, dated May 15, 2025, between Solid Power Operating, Inc. and the U.S. Department of Energy	8-K	001-40284	10.1	May 30, 2025
10.27±	Joint Evaluation Agreement, dated October 27, 2025, among BMW AG, Samsung SDI Co., Ltd., and Solid Power Operating, Inc.	8-K	001-40284	10.1	October 30, 2025
10.28#	Solid Power, Inc. Outside Director Compensation Policy	8-K	001-40284	10.1	July 10, 2023
10.29*#	Solid Power, Inc. Directors’ Deferred Equity Compensation Plan
10.30#	Solid Power, Inc. Executive Incentive Compensation Plan	8-K	001-40284	10.10	December 13, 2021
10.31#	Solid Power, Inc. Severance Benefit Plan	8-K	001-40284	10.1	November 21, 2025
10.32#	Solid Power, Inc. Change in Control Severance Plan for Executives	8-K	001-40284	10.2	November 21, 2025

Solid Power, Inc. | 2025 Form 10-K | 79

10.33#	Solid Power, Inc. Form of Indemnification Agreement	8-K	001-40284	10.1	December 13, 2021
10.34#	Offer Letter with John Van Scoter, dated May 26, 2023	8-K	001-40284	10.1	May 31, 2023
10.35±#	Letter Agreement with Joshua Buettner-Garrett, dated August 5, 2021	10-K	001-40284	10.25	March 1, 2023
10.36±#	Offer Letter with Linda Heller, dated June 14, 2024	8-K	001-40284	10.1	June 17, 2024
10.37	Lease Agreement between the Company and Red Pierce, LLC, dated November 29, 2016	8-K	001-40284	10.19	December 13, 2021
10.38	Amendment to Lease Agreement between the Company and Red Pierce, LLC, dated December 5, 2017	8-K	001-40284	10.20	December 13, 2021
10.39±	Second Amendment to Lease Agreement by and between the Company and Red Pierce, LLC, dated December 1, 2022	8-K	001-40284	10.1	December 2, 2022
10.40	Third Amendment to Lease, dated August 20, 2024, between Solid Power Operating, Inc. and Red Pierce, LLC	8-K	001-40284	10.1	August 21, 2024
10.41	Industrial Lease Agreement between the Company and 25 North Investors SPE1, LLC, dated September 1, 2021	8-K	001-40284	10.21	December 13, 2021
10.42	Equity Distribution Agreement, dated September 5, 2025, by and between Solid Power, Inc. and Oppenheimer & Co. Inc.	8-K	001-40284	1.1	September 5, 2025
19*	Solid Power, Inc. Insider Trading Policy
21	List of Subsidiaries	10-K	001-40284	21	February 28, 2024
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification
97	Solid Power, Inc. Policy on Recovery of Incentive Compensation	10-K	001-40284	97	February 28, 2025

Solid Power, Inc. | 2025 Form 10-K | 80

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
±	Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish an unredacted copy of the exhibit to the SEC upon request.
#	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary

None.

Solid Power, Inc. | 2025 Form 10-K | 81

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2026

SOLID POWER, INC.

By:	/s/ Linda Heller
Name:	Linda Heller
Title:	Chief Financial Officer, Treasurer, and Secretary

Solid Power, Inc. | 2025 Form 10-K | 82

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John Van Scoter, Linda Heller, and Kristen Gould, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
President, Chief Executive Officer, and Director
/s/ John Van Scoter	(Principal Executive Officer)	February 25, 2026
John Van Scoter
Chief Financial Officer, Treasurer, and Secretary
/s/ Linda Heller	(Principal Financial and Accounting Officer)	February 25, 2026
Linda Heller

/s/ Erik Anderson	Director	February 25, 2026
Erik Anderson

/s/ Kaled Awada	Director	February 25, 2026
Kaled Awada

/s/ Rainer Feurer	Director	February 25, 2026
Rainer Feurer

/s/ Steven H. Goldberg	Director	February 25, 2026
Steven H. Goldberg

/s/ Susan Kreh	Director	February 25, 2026
Susan Kreh

/s/ Aleksandra Miziolek	Director	February 25, 2026
Aleksandra Miziolek

/s/ Lesa Roe	Director	February 25, 2026
Lesa Roe

/s/ John Stephens	Director	February 25, 2026
John Stephens

/s/ MaryAnn Wright	Director	February 25, 2026
MaryAnn Wright

Solid Power, Inc. | 2025 Form 10-K | 83