Form 10-Q
period 2026-03-31
Solid Power, Inc.
filed 2026-05-06
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

224,983,692 shares of common stock were issued and outstanding as of May 4, 2026.

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

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

●	risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require and our ability to commercialize our technology in advance of competing technologies and our competitors;
●	risks relating to our status as a research and development stage company with a history of financial losses with an expectation of incurring significant expenses and continuing losses for the foreseeable future, including execution of our business plan and the timing of expected business milestones;
●	risks relating to the non-exclusive nature of our partnerships, our ability to secure new business relationships, and our ability to manage these relationships;
●	our ability to negotiate and execute commercial agreements with our partners and customers on commercially reasonable terms;

●	broad market adoption of EVs and other technologies where we are able to deploy our technology, if developed successfully;
●	our success attracting and retaining our executive officers, key employees, and other qualified personnel;
●	our ability to protect and maintain our owned and exclusively-licensed intellectual property, including in jurisdictions outside of the United States;
●	our ability to secure government contracts and grants, changes in government priorities with respect to our government contracts and grants or government funding reductions or delays, and the availability of government subsidies and economic incentives;
●	delays in the construction and operation of facilities that meet our short-term research and development and long-term electrolyte production requirements;
●	changes in applicable laws or regulations, including tariffs;
●	risks relating to, and potential liabilities resulting from, our information technology infrastructure and data security incidents, threats, breaches, or attacks;
●	risks relating to other economic, business, or competitive factors in the United States and other jurisdictions, including supply chain interruptions and changes in market conditions, and our ability to manage these risks and uncertainties; and
●	those factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as such descriptions may be updated or amended in future filings we make with the Securities and Exchange Commission (“SEC”).

We caution you that the foregoing list does not contain all of the risks or uncertainties that could affect the Company.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in “Part I, Item 1A. Risk Factors” in the 2025 Form 10-K, as such descriptions may be updated or amended in future filings we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Solid Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and number of shares)

	March 31, 2026
	(Unaudited)	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$31,509	$21,607
Marketable securities	223,899	229,177
Accounts receivable	4,221	2,155
Contract assets	8,480	7,490
Prepaid expenses and other current assets	6,634	6,998
Total current assets	274,743	267,427
Long-Term Assets
Property, plant and equipment, net	84,939	86,318
Right-of-use operating lease assets, net	6,491	6,727
Investments	181,000	86,997
Intangible assets, net	2,161	2,166
Other assets	962	1,059
Loan receivable from equity method investee	4,432	4,398
Total long-term assets	279,985	187,665
Total assets	$554,728	$455,092
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable and other accrued liabilities	12,488	8,521
Deferred revenue	198	198
Deferred revenue from related parties	172	172
Accrued compensation	3,308	7,043
Operating lease liabilities	886	861
Total current liabilities	17,052	16,795
Long-Term Liabilities
Warrant liabilities	4,240	13,881
Operating lease liabilities	6,877	7,129
Other liabilities	1,102	1,113
Total long-term liabilities	12,219	22,123
Total liabilities	29,271	38,918
Mezzanine Equity
Mezzanine Equity	401	470
Stockholders’ Equity
Common Stock, $0.0001 par value; 2,000,000,000 shares authorized; 224,519,421 and 201,181,175 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	22	20
Additional paid-in capital	813,922	690,234
Accumulated deficit	(287,835)	(274,904)
Accumulated other comprehensive income	(1,053)	354
Total stockholders’ equity	525,056	415,704
Total liabilities, mezzanine equity and stockholders’ equity	$554,728	$455,092

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues and Grant Income
Revenue	$2,105	$5,125
Grant income	968	891
Total revenue and grant income	3,073	6,016
Operating Expenses
Direct costs	3,548	2,696
Research and development	17,749	19,022
Selling, general and administrative	8,122	8,327
Total operating expenses	29,419	30,045
Operating Loss	(26,346)	(24,029)
Nonoperating Income and Expense
Interest income	4,012	3,599
Change in fair value of warrant liabilities	9,642	5,879
Interest expense	(197)	(8)
Other income (expense)	17	(522)
Total nonoperating income and expense	13,474	8,948
Pretax Loss	$(12,872)	$(15,081)
Income tax expense	84	—
Share of net loss of equity method investee	72	70
Net Loss Attributable to Common Stockholders	$(13,028)	$(15,151)
Other Comprehensive Income (Loss)	(1,407)	173
Comprehensive Loss Attributable to Common Stockholders	$(14,435)	$(14,978)
Basic and diluted loss per share	$(0.06)	$(0.08)
Weighted average shares outstanding – basic and diluted	217,299,594	181,404,557

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Income	Equity
Balance as of December 31, 2025	201,181,175	$20	$690,234	$(274,904)	$354	$415,704
Net loss	—	—	—	(13,028)	—	(13,028)
Withholding of employee taxes related to stock-based compensation	—	—	(358)	—	—	(358)
Shares of common stock issued for vested RSUs	488,734	—	—	—	—	—
Stock options exercised	42,494	—	6	—	—	6
Stock-based compensation expense	—	—	2,706	—	—	2,706
Remeasurement of mezzanine equity	—	—	—	97	—	97
Unrealized gain on available-for-sale securities	—	—	—	—	(1,407)	(1,407)
Proceeds from the registered direct offering, net of offering costs, commissions, and fees of $8,664	22,807,018	2	121,334	—	—	121,336
Balance as of March 31, 2026	224,519,421	$22	$813,922	$(287,835)	$(1,053)	$525,056

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Loss	Equity
Balance as of December 31, 2024	180,364,028	$18	$591,394	$(181,171)	$39	$410,280
Net loss	—	—	—	(15,151)	—	(15,151)
Withholding of employee taxes related to stock-based compensation	—	—	(261)	—	—	(261)
Shares of common stock issued for vested RSUs	551,828	—	—	—	—	—
Stock options exercised	1,532,420	—	181	—	—	181
Repurchase and retirement of shares of common stock	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,830	—	—	1,830
Remeasurement of mezzanine equity	—	—	—	20		20
Unrealized loss on available-for-sale securities	—	—	—	—	173	173
Balance as of March 31, 2025	182,448,276	$18	$593,144	$(196,302)	$212	$397,072

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(13,028)	$(15,151)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	4,733	4,541
Amortization of right-of-use assets	303	322
Loss on sales of property, plant and equipment, net	181	444
Share of net loss of equity method investee	72	70
Stock-based compensation expense	2,706	1,830
Change in fair value of warrant liabilities	(9,642)	(5,879)
Accretion of discounts on other long-term liabilities	17	16
Accretion of loan receivable from equity method investee	(35)	(31)
Amortization of premiums and accretion of discounts on available-for-sale securities	(804)	(1,359)
Loss on change in assessment of finance lease purchase options	—	84
Change in operating assets and liabilities that provided (used) cash and cash equivalents:
Accounts receivable	(1,519)	(445)
Contract assets	(991)	—
Prepaid expenses and other current assets and other assets	1,642	(506)
Accounts payable and other accrued liabilities	1,574	(2,445)
Deferred revenue	—	(3,150)
Accrued compensation	(3,735)	(4,436)
Operating lease liabilities	(227)	(196)
Net cash and cash equivalents used in operating activities	(18,753)	(26,291)
Cash Flows from Investing Activities
Purchases of property, plant and equipment, net	(1,671)	(2,354)
Purchases of available-for-sale securities	(185,237)	(41,825)
Proceeds from sales of available-for-sale securities	94,620	75,156
Purchases of intangible assets	—	(478)
Net cash and cash equivalents (used in) provided by investing activities	(92,288)	30,499
Cash Flows from Financing Activities
Proceeds from exercise of stock options	6	181
Cash paid for withholding of employee taxes related to stock-based compensation	(358)	(261)
Payments on finance lease liabilities	(52)	(87)
Proceeds from the registered direct offering, net of fees	121,347	—
Net cash and cash equivalents provided by (used in) financing activities	120,943	(167)

Net increase in cash and cash equivalents	9,902	4,041
Cash and cash equivalents at beginning of period	21,607	25,413
Cash and cash equivalents at end of period	31,509	29,454

Supplemental information
Cash paid for interest	$4	$8
Accrued capital expenditures	2,509	1,689
Unpaid reimbursements on capital expenditures	547	382
Accrued direct offering costs for the issuance of common stock	11	—

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

Note 2 – Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 – Significant Accounting Policies to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and are supplemented by the Notes to the Condensed Consolidated Financial Statements (Unaudited) in this Report (the “Notes”). The financial statements included in this Quarterly Report on Form 10-Q (including the Notes) should be read in conjunction with the 2025 Form 10-K.

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

The Company accounts for its equity ownership in Dahae Energy Co., Ltd. (“Dahae”), an entity in which the Company does not exercise control or have the obligation to absorb losses or receive benefits, as a variable interest entity (“VIE”). A VIE is a legal entity that possesses any of the following conditions: the entity’s equity at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, equity owners are unable to direct the activities that most significantly impact the legal entity’s economic performance (or they possess disproportionate voting rights in relation to the economic interest in the legal entity), or the equity owners lack the obligation to absorb the legal entity’s expected losses or the right to receive the legal entity’s expected residual returns. The Company consolidates a VIE if the Company determines that it has (i) the power to direct the activities of the VIE that most significantly impacts its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that are more than insignificant to the VIE. If an entity is determined to be a VIE but the Company does not have a controlling interest, the entity is accounted for under either the cost or equity method depending on whether the Company can exercise significant influence. The Company has determined that it does not meet the control requirements to consolidate Dahae and accounts for the investment using the equity method of accounting. The Company evaluates its relationships with Dahae on an ongoing basis, including when the Company believes a loss in value may have occurred which is other than temporary. The Company measures its equity method investment at cost minus impairment, if any, plus or minus the share of the equity method investee’s loss or gain. Activity is included in Investments in the Condensed Consolidated Balance Sheets and separately within Share of net loss of equity method investee in the Condensed Consolidated Statements of Operations and Comprehensive Loss and within Cash Flows from Investing Activities in the Condensed Consolidated Statements of Cash Flows.

Revenue and Grant Income

The Company assesses all collaborative arrangements to determine whether the agreement should be recorded in accordance with Accounting Standards Codification (“ASC”) 808 – Collaborative Arrangements. Collaborative arrangements involve two or more parties who are active participants and meet the following components: both parties are exposed to significant risks and rewards, and both parties are dependent on the commercial success of the efforts under the contract. Revenue recognition is recorded by analogy to ASC 606 – Revenue from Contracts with Customers. The Company’s agreements with SK On Co., Ltd. (“SK On” and such agreements, the “SK On Agreements”) meet the criteria of collaborative arrangements. Amounts received for these products and services are classified as Revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes revenue utilizing the cost-to cost method to satisfy the performance obligation. The Company expenses contract fulfillment costs as incurred.

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

On January 21, 2025, Solid Power Operating, Inc. entered into an assistance agreement with the U.S. Department of Energy (“DOE”) with an effective date of January 1, 2025 (as amended effective May 15, 2025 and amended and restated effective January 1, 2026, the “Assistance Agreement”). The Assistance Agreement provides that DOE will provide the Company with funding of up to $50,000 for the Company’s installation of equipment necessary for the continuous production of sulfide-based electrolyte material pilot line. The Company records grant income from the Assistance Agreement in accordance with International Accounting Standards 20 when conditions have been substantially met. This income is presented within Grant income in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

For electrolyte sales, the Company recognizes revenue when the control of the goods is transferred to the customer and for the amount of consideration the Company expects to receive.

Warrants

The Company accounts for warrants as either liabilities or equity based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480—Distinguishing Labilities from Equity and ASC 815—Hedge Accounting. Warrants recorded as liabilities are recorded at their fair value within Warrant liabilities in the Condensed Consolidated Balance Sheets and remeasured on each reporting date with changes recorded in Change in fair value of warrant liabilities in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Warrants recorded as equity are recorded at their fair value at issuance (less direct issuance costs) in Additional Paid-In Capital and are not remeasured.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to the financial statements. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. ASU 2024-03 can be applied either prospectively to financial statements or retrospectively to any prior periods presented in the financial statements. The Company is evaluating the impact.

In December 2025, the FASB issued ASU No. 2025-10 Government Grants (Topic 832). ASU 2025-10 establishes authoritative guidance on the recognition, measurement and presentation of government grants received by business entities. The guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods beginning after December 15, 2028, with early adoption permitted. The guidance is applied on a modified prospective, a modified retrospective, or a retrospective transition approach. The Company is currently evaluating the impact of adoption on the Condensed Consolidated Financial Statements and disclosures.

In December 2025, the FASB issued ASU No. 2025-11 Interim Reporting (Topic 270). ASU 2025-11 clarifies guidance related to Topic 270 for interim disclosure requirements. The objective of the amendment is to provide clarity about the current requirements rather than evaluate whether to expand or reduce interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the disclosure impact of ASU 2025-11.

The Company early adopted ASU-2025-05, Financial Instruments – Credit Losses (Topic 326) which provides a practical expedient for estimating expected credit losses on financial assets measured at amortized cost, including accounts receivable and contract assets. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Note 3 – Property, Plant and Equipment, Net

Property, plant and equipment, net are summarized as follows:

	March 31, 2026	December 31, 2025
Production equipment	$42,950	$43,203
Laboratory equipment	17,458	15,287
Leasehold improvements	73,334	73,369
Furniture and computer equipment	4,711	4,711
Construction in progress	8,164	6,858
Total cost	146,617	143,428
Accumulated depreciation	(61,678)	(57,110)
Property, plant and equipment, net	$84,939	$86,318

Depreciation expenses for dedicated laboratory equipment and production equipment are charged to research and development. Office equipment, leasehold improvements, software, and computer equipment related depreciation expenses are allocated between research and development and selling, general and administrative expenses based on the nature of its use.

Depreciation expense related to property, plant and equipment are summarized as follows:

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$4,728	$4,536

As of March 31, 2026, the Company is designing a continuous electrolyte production pilot line which it expects to be substantially complete and commissioned by the end of 2026. Construction in progress related to property, plant and equipment is summarized as follows:

Construction in progress	March 31, 2026	December 31, 2025
Continuous electrolyte pilot manufacturing line	$7,360	$5,214
Cell safety abuse lab	—	94
EIC	111	111
Other capital projects	693	1,439
Total	$8,164	$6,858

Note 4 – Intangible Assets

Intangible assets are summarized as follows:

	March 31, 2026		December 31, 2025
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	$(80)	$149	$(78)
Patents	261	(28)	261	(25)
Patents pending	1,813		1,813	—
Trademarks	13		13	—
Trademarks pending	33		33	—
Total amortizable intangible assets	$2,269	$(108)	$2,269	$(103)

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended March 31,
	2026	2025
Amortization expense	$5	$5

Useful lives of intangible assets range from three to 20 years. Amortization expenses are expensed within research and development expense within Operating Expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Note 5 – Revenue and Grant Income

The Company receives revenue and grant income from both government and non-government entities. Government revenue and grant income includes both revenue and grant income from collaborative arrangements. Non-government revenue includes both revenue from collaborative arrangements and electrolyte sales. The table below sets forth revenue and grant income by type for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Government - revenue	$134	$663
Government - grant income	968	891
Non-government revenue	1,971	4,462
Total revenue and grant income	$3,073	$6,016

Note 6 – Fair Value Measurements

The carrying amount of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities. The difference between the amortized cost and fair value of available-for-sale securities as of March 31, 2026 and December 31, 2025 was not material.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table summarizes the asset type, balance sheet classification, maturity, and value of the Company’s marketable securities and investments in the Condensed Consolidated Balance Sheets.

Assets	Balance Sheet Classification	Maturity	March 31, 2026	December 31, 2025
Commercial Paper	Marketable securities	Due in 1 year or less	$56,848	$62,166
Corporate Bonds	Marketable securities	Due in 1 year or less	126,690	122,941
Government Bonds	Marketable securities	Due in 1 year or less	29,405	39,053
U.S. Treasuries	Marketable securities	Due in 1 year or less	10,956	5,017
	Total Marketable securities		$223,899	$229,177

Corporate Bonds	Investments	Due in 1 year to 5 years	$158,155	$63,187
Government Bonds	Investments	Due in 1 year to 5 years	21,709	22,479
Equity Method Investment	Investments		1,136	1,331
	Total Investments		$181,000	$86,997

See Note 2 – Significant Accounting Policies to the Company’s financial statements included in the 2025 Form 10-K, as supplemented by the Notes, for information regarding Levels 1 through Level 3 inputs.

As of March 31, 2026 and December 31, 2025, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

		March 31, 2026
		Level 1	Level 2	Level 3	Total
Assets	Balance Sheet Classification
Commercial Paper	Marketable securities	$56,848	$—	$—	$56,848
Corporate Bonds	Marketable securities	$126,690	$—	$—	$126,690
Government Bonds	Marketable securities	$29,405	$—	$—	$29,405
U.S. Treasuries	Marketable securities	$10,956	$—	$—	$10,956
Corporate Bonds	Investments	$158,155	$—	$—	$158,155
Government Bonds	Investments	$21,709	$—	$—	$21,709
Bifurcated embedded derivative	Loan receivable from equity method investee	$—	$—	$584	$584

Liabilities
Public Warrants	Warrant liabilities	$3,745	$—	$—	$3,745
Private Placement Warrants	Warrant liabilities	$—	$495	$—	$495

		December 31, 2025
		Level 1	Level 2	Level 3	Total
Assets	Balance Sheet Classification
Commercial Paper	Marketable securities	$62,167	$—	$—	$62,167
Corporate Bonds	Marketable securities	$122,941	$—	$—	$122,941
Government Bonds	Marketable securities	$39,053	$—	$—	$39,053
U.S. Treasuries	Marketable securities	$5,017	$—	$—	$5,017
Corporate Bonds	Investments	$63,187	$—	$—	$63,187
Government Bonds	Investments	$22,479	$—	$—	$22,479
Bifurcated embedded derivative	Loan receivable from equity method investee	$—	$—	$584	$584

Liabilities
Public Warrants	Warrant liabilities	$9,911	$—	$—	$9,911
Private Placement Warrants	Warrant liabilities	$—	$3,970	$—	$3,970

The change in fair value of the Company’s marketable securities and investments are included in Other Comprehensive Income (Loss) in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no transfers in and out of Level 3 fair value hierarchy during the three months ended March 31, 2026 or year ended December 31, 2025.

During the three months ended March 31, 2026 and 2025, the Company purchased $185,237 and $41,825 of available-for-sale securities, respectively.

Fair Value of Bifurcated Embedded Derivative

The fair value of the bifurcated embedded derivative (the “Derivative”) has been estimated using the with-and-without method as of March 31, 2026 using Level 3 unobservable inputs and Level 2 directly or indirectly observable inputs, including estimated credit rating, risk-free interest rates, and expected future cash flows. Material increases or decreases in any of those inputs may result in a significantly higher or lower fair value measurement. Material increases or decreases in expected future cash flows may result in a significantly higher or lower estimated fair value of the Derivative. See Note 12 – Related Party Transactions for more information.

Fair Value of Public Warrants and Private Placement Warrants

The fair value of the private placement warrants issued as part of the Company’s business combination in 2021 (the “Private Placement Warrants”) have been estimated using a Black-Scholes model as of March 31, 2026 and December 31, 2025. The estimated fair value of the Private Placement Warrants is determined using Level 2 directly or indirectly observable inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s publicly-traded warrants (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”) and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Warrants. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 input.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates.

	March 31, 2026	December 31, 2025
Exercise price	$11.50	$11.50
Stock price	$3.00	$4.25
Volatility	119.0%	114.5%
Term (in years)	0.69	0.94
Risk-free rate	3.64%	3.43%

The following table provides a roll forward (per Warrant) of the Public Warrants measured at fair value using Level 1 inputs and Private Placement Warrants measured at fair value using Level 2 inputs.

	Public Warrants	Private Placement Warrants
	Level 1 Fair Value	Level 2 Fair Value
December 31, 2025	$0.71	$0.74
Change in fair value	$(0.49)	$(0.52)
March 31, 2026	$0.22	$0.22

See Note 7 – Warrants for more information.

Note 7 – Warrants

Public Warrants and Private Placement Warrants

The table below provides a summary of the outstanding Public and Private Placement Warrants classified as a liability.

	March 31, 2026	December 31, 2025
Public Warrants	17,115,685	13,958,836
Private Placement Warrants	2,217,618	5,374,467

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

None of the Private Placement Warrants are redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. The table below provides the fair value of warrant liabilities at:

	March 31, 2026	December 31, 2025
Fair value of warrant liabilities	$4,240	$13,881

The table below provides the gain (loss) recognized in connection with changes in fair value of warrant liabilities at:

	Three Months Ended March 31,
	2026	2025
Gain (Loss) recognized associated with warrant liabilities	$9,642	$5,879

There have been no changes to the terms of the Public or Private Placement Warrants disclosed in the 2025 Form 10-K.

Pre-Funded Warrants and Common Warrants

In January 2026, the Company issued pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 5,807,018 shares of common stock and warrants (the “Common Warrants”) to purchase up to an aggregate of 45,614,036 shares of common stock. As of March 31, 2026, there were no Pre-Funded Warrants outstanding and there were Common Warrants to purchase an aggregate of 45,614,036 shares of common stock outstanding. The Common Warrants are classified in equity and are not measured at fair value and are not remeasured each reporting period. See Note 8 – Stockholders’ Equity for additional information.

Note 8 – Stockholders’ Equity

Common Stock

Stock options exercised for common stock and shares of common stock issued upon vesting of restricted stock units (“RSUs”) for the three months ended March 31, 2026 and 2025 are summarized in the table below.

	Three Months Ended March 31,
	2026	2025
Stock options exercised	42,494	1,532,420
Shares of common stock issued for vested RSUs	488,734	551,828

The table below presents the cash received or paid associated with common stock related activities for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Cash received from stock options exercised	$6	$181

At-the-Market Offering

On September 5, 2025, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”), with respect to an at-the-market offering program (the “ATM”) under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150,000 through Oppenheimer. During the three months ended March 31, 2026, the Company did not sell any shares of common stock under the Distribution Agreement. As of March 31, 2026, approximately $58,785 remained available for future sales under the Distribution Agreement.

Registered Direct Offering

On January 28, 2026, the Company entered into a securities purchase agreement with a single sector-focused institutional investor for the direct offering of 17,000,000 shares of its common stock, Pre-Funded Warrants to purchase an aggregate of 5,807,018 shares of common stock, and Common Warrants to purchase up to an aggregate of 45,614,036 shares of common stock. The common stock was purchased at a price of $5.70 per share of common stock and accompanying two Common Warrants and the Pre-Funded Warrants were purchased at a price of $5.6999 per Pre-Funded Warrant and accompanying two Common Warrants. The Common Warrants issued are immediately exercisable at an exercise price of $7.25 per share and will expire on January 31, 2033. Proceeds, net of fees and expenses, received by the Company totaled $121,336. Issuance costs totaled $8,664 and are recorded in additional paid-in capital. The Company intends to use the net proceeds from the registered direct offering for working capital and general corporate purposes. As of March 31, 2026, all Pre-Funded Warrants have been exercised and all proceeds to the Company are recorded in additional paid in capital.

Note 9 – Stock-Based Compensation

There have been no changes to the Solid Power, Inc. 2014 Equity Incentive Plan (the “2014 Plan”), the Solid Power, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), the Solid Power, Inc. 2021 Employee Stock Purchase Plan (“ESPP”), the Company’s accounting for stock-based compensation under those plans, or the restricted stock grants to two Dahae executives, as disclosed in the 2025 Form 10-K.

The fair value of stock options and RSUs under the 2021 Plan is recognized as compensation expense over the vesting period of the award. The Company accounts for forfeitures as they occur.

For the three months ended March 31, 2026 and 2025, the Company recognized compensation costs totaling:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation costs related to RSUs	$2,209	$1,053
Stock-based compensation costs related to stock options	375	724
Stock-based compensation costs related to the ESPP	122	53
Total stock-based compensation costs	$2,706	$1,830

Unrecognized future compensation costs as of March 31, 2026 were $19,677. The Company expects to recognize the future compensation cost over a weighted-average period of 2.7 years, amortized over a straight-line basis.

The following table summarizes the Company’s award activity for RSUs and stock options for the three months ended March 31, 2026:

	RSUs	Stock Options
Balance at December 31, 2025	13,328,190	12,320,074
Granted	65,325	—
Vested or Exercised	(572,465)	(42,494)
Forfeited	(39,896)	—
Expired	—	—
Balance at March 31, 2026	12,781,154	12,277,580

Restricted Stock Grants to Dahae Executives

On October 21, 2024, the Company issued 298,508 shares of restricted stock to two executive employees of Dahae pursuant to the provisions of Regulation S under the Securities Act of 1933, as amended. This issuance was not under any existing plan. The restricted stock vests over a four-year period, subject to forfeiture upon the applicable stockholder ceasing to provide services to Dahae or upon Dahae’s default on the financing instruments entered into between the Company and Dahae on October 21, 2024. As of March 31, 2026, 178,610 shares vested. Stock-based compensation expense is recognized within Share of net loss of equity method investee in the Condensed Consolidated Statements of Operations and Comprehensive Loss. No additional shares of restricted stock are authorized for issuance to Dahae executives.

Note 10 – Basic and Diluted Loss Per Share

The table below sets forth the basic and diluted loss per share calculation for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Net loss attributable to common stockholders	$(13,028)	$(15,151)
Weighted average shares outstanding – basic and diluted	217,299,594	181,404,557
Basic and diluted loss per share	$(0.06)	$(0.08)

Basic weighted average shares outstanding for the three months ended March 31, 2026 and 2025 include 1,789,474 and 0 shares issuable upon exercise of the Pre-Funded Warrants, respectively. Because the Pre-Funded Warrants can be exercised for a nominal exercise price of $0.0001 per share, the shares issuable upon exercise of the Pre-Funded Warrants are deemed to be issued for purposes of calculating basic earnings per share. Due to the net loss for the three months ended March 31, 2026 and 2025, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. The table below sets forth (in shares) potentially dilutive securities excluded from the diluted loss per share calculation.

	Three Months Ended March 31,
	2026	2025
Public Warrants and Private Placement Warrants	19,333,303	19,333,303
Common Warrants	31,423,003	—
2014 Plan & 2021 Plan - Stock Options	12,295,814	18,644,931
2021 Plan - RSUs	12,894,647	7,759,186
ESPP - Common Stock	122,553	188,824
Restricted stock grants to Dahae executives	133,980	56,778
Total potentially dilutive securities	76,203,300	45,983,022

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

The Company has certain equipment leases classified as finance leases as of March 31, 2026. In the Condensed Consolidated Balance Sheets, the Company records its right-of-use finance lease assets, net within Other assets, records its short-term finance lease liabilities within Accounts payable and other accrued liabilities, and records its long-term finance lease liabilities within Other liabilities.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

	Three Months Ended March 31,
	2026	2025
Finance lease costs:
Amortization of right-of-use assets	$66	$106
Interest on lease liabilities	4	8
Operating lease costs	376	350
Total lease expense	$446	$464

The components of cash flow information related to leases are as follows:

	Three Months Ended March 31,
	2026	2025
Operating outgoing cash flows – finance leases	$4	$8
Financing outgoing cash flows – finance leases	52	88
Operating outgoing cash flows – operating leases	349	331
Right-of-use assets obtained in exchange for new, modified, and remeasured finance lease liabilities:	—	(1)
Right-of-use assets obtained in exchange for new, modified, and remeasured operating lease liabilities:	—	15

The supplemental balance sheet information related to leases is as follows:

March 31, 2026
Finance lease
Weighted-average remaining lease term – finance leases (in years)	1.5
Weighted-average discount rate – finance leases	6.8%
Operating lease
Weighted-average remaining lease term – operating leases (in years)	6.9
Weighted-average discount rate – operating leases	6.3%

As of March 31, 2026, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2026 (remaining nine months)	124	1,053
2027	85	1,448
2028	16	1,494
2029	—	1,548
2030	—	903
Thereafter	—	3,128
Total	225	9,574
Less present value discount	(10)	(1,811)
Total lease liabilities	$215	$7,763

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

BMW agreed to pay the Company $20,000 between December 2022 and June 2025, subject to the Company achieving certain milestones. During the three months ended March 31, 2026 and 2025, the Company recognized $0 of revenue related to its JDA. In addition, the Company recognized $0 and $132 of revenue for the three months ended March 31, 2026 and 2025, respectively, from the sale of cell materials to BMW.

Dahae Energy Co., Ltd.

During 2024, the Company entered into a series of transactions with Dahae, a strategic partner in the Republic of Korea. Dahae provides process engineering support for the Company’s pilot cell lines and is serving as the installer for installation of a pilot cell manufacturing line at SK On’s facility. The transactions included, among other things, a bond (the “Bond”) with detachable warrants (the “Detachable Warrants”) and the Derivative, restricted stock grants to two Dahae executives, and a term loan facility. During the three months ended March 31, 2026 and 2025, the Company incurred $756 and $1,401 of costs related to services provided by Dahae, respectively.

The Company acquired a 20% equity interest in Dahae for $656 (including $256 of transaction costs) and recorded the investment using the equity method of accounting.

As of March 31, 2026 and December 31, 2025, the Bond had an unamortized discount of $1,762 and $1,796, respectively.

The Company recorded the Detachable Warrants within Investments in the Condensed Consolidated Balance Sheets at a fair value upon acquisition of $607. The Detachable Warrants are fully detachable from the Bond and can be exercised for shares of Dahae’s common stock. If the Company were to exercise the Detachable Warrants in full, the Company would own 40% of the then outstanding shares of common stock of Dahae. As of March 31, 2026 and December 31, 2025, there were no impairments or downward or upward adjustments to Detachable Warrants since acquisition.

The Company granted 298,508 shares of restricted stock grants to two Dahae executives, of which 178,610 shares vested as of March 31, 2026. The restricted stock grants are subject to redemption at fair value once all shares are fully vested and any financing provided by the Company to Dahae has been repaid. As the restricted stock grants are contingently redeemable at fair value, the restricted stock grants are recorded within Mezzanine Equity in the Condensed Consolidated Balance Sheets. To adjust these grants to redemption amounts at each reporting period, the Company remeasures the grants to their redemption value based on the price of the Company’s common stock, with a corresponding entry to the Company’s retained earnings. The remeasurement for the three months ended March 31, 2026 and year ended December 31, 2025 was $98 and $323, respectively.

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

The table below presents the summarized transactions recorded in the Condensed Consolidated Balance Sheets related to the Company’s equity method investment for the periods presented. The transactions reflected in the table below coupled with the term loan facility of $2,000 represent the maximum loss exposure as a result of the Company’s involvement with Dahae as of March 31, 2026.

	March 31, 2026	December 31, 2025
Bond	$3,271	$3,236
Loan	1,161	1,161
Warrants	607	607
Equity method investment (a)	829	724
Mezzanine equity	401	470

(a)	The change in equity method investment from December 31, 2025 to March 31, 2026 reflects Dahae’s loss of $45 during the three months ended March 31, 2026 as well as the currency translation adjustment for the three months ended March 31, 2026 of $150 related to the conversion from South Korean Won to U.S. dollar.

The table below presents the summarized transactions recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss related to the Company’s equity method investment for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026	2025
Interest income	$76	$73
Share of net loss of equity method investee	72	70
Other comprehensive income	150	33

Note 13 – Income Taxes

The Company’s effective tax rate was (0.7)% and 0% for the three months ended March 31, 2026 and 2025, respectively, as a result of withholding tax expense on revenue earned in a foreign jurisdiction. The Company was in a full valuation allowance for the three months ended March 31, 2026 and the year ended December 31, 2025.

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

Note 15 – Subsequent Events

Effective April 10, 2026, the Company achieved the site acceptance testing milestone under its line installation agreement with SK On. As a result of achieving this milestone, the Company obtained an unconditional right to consideration in accordance with the terms of the line installation agreement and the Company’s revenue recognition policies. On the date of achievement, the Company reclassified $8.9 million from contract assets to accounts receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs, and expected performance. For additional discussion, see “Cautionary Note Regarding Forward-Looking Statements” above. The forward-looking statements are dependent upon events, risks, and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Report, under “Part I, Item 1A. Risk Factors” of the 2025 Form 10-K, as such descriptions may be updated or amended in future filings we make with the SEC. Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Report and the 2025 Form 10-K. We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments, or otherwise, except to the extent that such disclosure is required by applicable law.

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

2026 Development Objectives

We made progress on our 2026 development objectives as the solid-state battery landscape continues to evolve. Below is a summary of recent progress towards our goals.

●	Strengthen relationships with our partners through continued execution – We approached completion of site acceptance testing under our line installation agreement with SK On Co., Ltd. (“SK On”), which was formally completed in April 2026.
●	Continue executing on our electrolyte development roadmap – We began construction and completed factory acceptance of all key equipment for a continuous manufacturing pilot line for sulfide electrolyte production; commissioning of the line remains on track for the end of 2026. In addition, we continued to explore potential partners for commercial-scale electrolyte production in the Republic of Korea.
●	Promote electrolyte product competitiveness – We provided Samsung SDI Co., Ltd. with electrolyte under our Joint Evaluation Agreement with Samsung SDI Co., Ltd. and BMW AG and continued sampling electrolyte to other customers.

●	Remain fiscally disciplined – We remained fiscally disciplined, balancing financial discipline with appropriate investments in technology developments and process improvements. We also raised gross proceeds of $130.0 million through a registered direct offering in January 2026. See “—Results of Operations” and “—Liquidity and Capital Resources” for more information.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

During the three months ended March 31, 2026, our capital and operational investments supported our key 2026 development objectives.

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenues and Grant Income
Revenue	$2,105	$5,125	$(3,020)	(59)%
Grant income	968	891	77	9%
Total revenue and grant income	3,073	6,016	(2,943)	(49)%
Operating Expenses
Direct costs	3,548	2,696	852	32%
Research and development	17,749	19,022	(1,273)	(7)%
Selling, general and administrative	8,122	8,327	(205)	(2)%
Total operating expenses	29,419	30,045	(626)	(2)%
Operating Loss	(26,346)	(24,029)	(2,317)	10%
Nonoperating Income and Expense
Interest income	4,012	3,599	413	11%
Change in fair value of warrant liabilities	9,642	5,879	3,763	64%
Interest expense	(197)	(8)	(189)	2363%
Other income (expense)	17	(522)	539	(103)%
Total nonoperating income and expense	13,474	8,948	4,526	51%
Pretax Loss	$(12,872)	$(15,081)	$2,209	(15)%
Income tax expense	84	—	84	100%
Share of net loss of equity method investee	72	70	2	3%
Net Loss Attributable to Common Stockholders	$(13,028)	$(15,151)	$2,123	(14)%
Other Comprehensive Income (Loss)	(1,407)	173	(1,580)	(913)%
Comprehensive Loss Attributable to Common Stockholders	$(14,435)	$(14,978)	$543	(4)%

Revenue and Grant Income

Revenue recognized consists of performance on our non-government contracts as well as certain government contracts. Grant income recognized consisted of performance on our assistance agreement, dated January 1, 2025 (as amended effective May 15, 2025 and amended and restated effective January 1, 2026, the “Assistance Agreement”), with the U.S. Department of Energy (“DOE”).

We recognized $2.1 million of collaborative revenue for the three months ended March 31, 2026. The collaborative revenue mostly consisted of performance on our research and development technology license agreement (the “SK On R&D license”), line installation agreement, and electrolyte supply agreement with SK On (collectively, the “SK On Agreements”). During the three months ended March 31, 2026, we approached completion of site acceptance testing of the SK On line under the line installation agreement, which we completed in April 2026.

We recognized $1.0 million of government grant income for the three months ended March 31, 2026. Government grant income consists of grant income from the Assistance Agreement. The Assistance Agreement provides that the DOE will provide us with funding of up to $50 million for our installation of equipment necessary for the continuous production of sulfide-based solid electrolyte material. During the three months ended March 31, 2026, we began construction of the continuous electrolyte production pilot line.

Total revenue and grant income decreased $2.9 million for three months ended March 31, 2026 compared to the three months ended March 31, 2025 largely due to the timing and nature of milestone-based work under the SK On Agreements. For the remainder of 2026, we expect revenue recognition to continue to decrease relative to prior periods as we conduct validation activities under the SK On R&D license, construct the continuous electrolyte production pilot line, and provide electrolyte to our partners and customers.

Operating Expenses

Operating expenses decreased $0.6 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the reduction in materials purchased related to research and development.

Direct Costs

Direct costs, which include labor, subcontractor, and material costs incurred in support of revenue-generating projects, increased $0.9 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase was mainly driven by the timing of milestone achievements under our collaborative agreements. In addition, the increase was due to increased costs associated with electrolyte product mix.

Research and Development

Research and development expenses consist of employee compensation and benefits for personnel engaged in research, engineering, manufacturing, chemistry, and technical operations. Research and development expenses also include costs related to our facilities and depreciation associated with plant and equipment used in our development activities.

Total research and development expenses decreased $1.3 million in the three months ended March 31, 2026 compared to the same period in 2025. The decrease was partially attributable to the timing of shipments and a reduction in depreciation expense during the current period. In addition, a higher proportion of material costs were allocated to revenue-generating projects rather than research activities.

Selling, General and Administrative

Selling, general and administrative expenses are largely comprised of employee compensation and personnel-related costs for our administrative functions as well as costs driven by insurance and regulatory requirements. Selling, general and administrative expenses did not change materially for the three ended March 31, 2026 compared to the same period in 2025.

Overall, we expect operating expenses for the remainder of the year to remain consistent as we focus on continuing to develop and drive improvements for our electrolyte products and pursue a potential partnership for commercial-scale electrolyte production in the Republic of Korea.

Nonoperating Income and Expense

Nonoperating income and expense includes interest income, the non-cash impact from the change in the fair value of our warrant liabilities, and other immaterial income and expense items.

For the three months ended March 31, 2026, nonoperating income and expense increased $4.5 million compared to the three months ended March 31, 2025 due to the change in fair value of warrant liabilities. The change in the fair value of warrant liabilities for the three months ended March 31, 2026 caused a $9.6 million gain compared to the three months ended March 31, 2025 where the change in the fair value caused a gain of $5.9 million. The impact of these changes caused a period-over-period loss in the fair value of warrant liabilities of $3.8 million.

Liquidity and Capital Resources

Sources of Liquidity

The sale of equity has historically been our primary source of cash, with a smaller portion of cash coming from achievement of performance milestones under agreements with our partners and government contracts. We also receive cash from the interest earned on our available-for-sale securities.

As of March 31, 2026 and December 31, 2025, we had total liquidity, as set forth below:

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$31,509	$21,607
Available-for-sale securities	403,763	314,843
Total liquidity	$435,272	$336,450

As of March 31, 2026, total liquidity, which includes all cash and cash equivalents as well as our available-for-sale securities, was $435.3 million, an increase of $98.8 million compared to December 31, 2025. As of March 31, 2026, contract assets and contract receivables were $12.7 million and total current liabilities were $17.1 million.

Short-Term Liquidity Requirements

Our short-term liquidity requirements include operating and capital expenses needed to further our research and development programs and to install our continuous electrolyte production pilot line. We anticipate that our most significant capital expenditures for the remainder of the year will relate to construction of our continuous electrolyte production pilot line as well as improvements to our cell development capabilities. We believe that our cash on hand is sufficient to meet our operating cash needs and working capital and capital expenditure requirements for a period of at least the next 12 months.

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

During the three months ended March 31, 2026, we did not sell any shares of common stock under the Distribution Agreement. As of March 31, 2026, approximately $58.8 million remained available for future sales under the Distribution Agreement.

Stock Repurchase Program

On January 23, 2024, we announced that our Board approved a stock repurchase program authorizing us to purchase up to $50 million of our outstanding common stock. During the three months ended March 31, 2025, we did not repurchase any shares of common stock under the program. The stock repurchase program expired on December 31, 2025.

Registered Direct Offering

On January 28, 2026, we entered into a securities purchase agreement with a single sector-focused institutional investor for a registered direct offering of 17,000,000 shares of our common stock, pre-funded warrants to purchase an aggregate of 5,807,018 shares of common stock, and warrants to purchase up to an aggregate of 45,614,036 shares of common stock (the “registered direct offering”). Our proceeds, net of fees and expenses, totaled $121.3 million.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash and cash equivalents used in operating activities	$(18,753)	$(26,290)
Net cash and cash equivalents (used in) provided by investing activities	$(92,288)	$30,499
Net cash and cash equivalents provided by (used in) financing activities	$120,943	$(167)

Cash used in operating activities:

Cash used in operating activities for the three months ended March 31, 2026 decreased by $7.5 million compared to the three months ended March 31, 2025. This decrease was driven by the timing of annual contract payments, which shifted from a beginning-of-year payment schedule to an end-of-year payment schedule.

The decrease was also attributable to cash used for employee compensation and related benefit costs, including the payment of annual performance-based incentive compensation. Cash used for employee compensation decreased by $1.6 million during the three months ended March 31, 2026 compared to the same period in the prior year.

Other cash used in operating activities during the three months ended March 31, 2026 related to facility operating costs, purchases of materials from suppliers, and hazardous waste removal. We expect cash used in operating activities for the remainder of the year to remain consistent on a quarterly basis as we continue to explore a production partnership in the Republic of Korea and focus on driving electrolyte product competitiveness.

Cash provided by (used in) investing activities:

Cash used in investing activities increased by $122.8 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due changes in our proceeds from and purchases of available-for-sale securities and changes in capital expenditures.

Purchases of available-for-sale security activity increased $143.4 million in the three months ending March 31, 2026 compared to the same period in prior year. This change was driven by deployment of $121.3 million of proceeds, net of fees and expenses, from the registered direct offering into our investment portfolio.

Cash used for capital expenditures and intangibles decreased $1.2 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to timing of milestone payments on our capital projects. We anticipate cash used in investing for capital expenditures for the remainder of the year to increase as we continue to construct the continuous electrolyte production pilot line.

Cash provided by (used in) financing activities:

Cash provided by financing activities increased $121.1 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was due the proceeds of $121.3 million, net of fees and expenses, from the registered direct offering.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Estimates

Except as set forth below, there have been no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2026 as compared to those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the 2025 Form 10-K.

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

Recent Accounting Pronouncements

See Note 2 of our unaudited financial statements included in this Report as well as Note 2 of our audited financial statements included in the 2025 Form 10-K for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, prospects, reputation, results of operations, and financial condition, as well as the price of our common stock and warrants, can be affected by a number of factors, whether currently known or unknown, including those described in “Part I, Item 1A. Risk Factors” of the 2025 Form 10-K, as such descriptions may be updated or amended in future filings we make with the SEC. When any one or more of these risks materialize from time to time, our business, reputation, results of operations, and financial condition, as well as the price of our common stock and warrants, can be materially and adversely affected. There have been no material changes to our risk factors since the 2025 Form 10-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit/Annex	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40284	3.1	December 13, 2021
3.2	Amended and Restated Bylaws	8-K	001-40284	3.1	November 21, 2022
4.1	Form of Common Warrant	8-K	001-40284	4.2	January 29, 2026
10.1	Assistance Agreement, dated March 5, 2026, between Solid Power Operating, Inc. and the U.S. Department of Energy	8-K	001-40284	10.1	March 6, 2026
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Section 1350 Certification
32.2**	Section 1350 Certification
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its Inline XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2026	Solid Power, Inc.

By:	/s/ John Van Scoter
Name:	John Van Scoter
Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Linda Heller
Name:	Linda Heller
Title:	Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)