Form 10-Q
period 2026-06-30
Solid Power, Inc.
filed 2026-08-05
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

228,181,212 shares of common stock were issued and outstanding as of August 3, 2026.

SOLID POWER, INC.

FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. References in this Report to “Solid Power,” “the Company,” “we,” “us,” and “our” refer to Solid Power, Inc. and its consolidated subsidiaries. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report, regarding our future financial performance, strategy, expansion plans, including plans related to the expansion of our electrolyte production capabilities, potential new joint ventures and anticipated collaboration agreements, market opportunity, operations, and operating results, estimated revenues or losses, projected costs, future prospects, and plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “will,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project,” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report. We caution you that the forward-looking statements contained herein are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

●	risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require and our ability to commercialize our technology in advance of competing technologies and our competitors;
●	risks relating to our status as a research and development stage company with a history of financial losses with an expectation of incurring significant expenses and continuing losses for the foreseeable future, including execution of our business plan and the timing of expected business milestones;
●	risks relating to the non-exclusive nature of our partnerships, our ability to secure new business relationships, and our ability to manage these relationships;
●	our ability to negotiate and enter into potential joint venture arrangements and new or amended collaboration or other commercial agreements with our partners and customers on commercially reasonable terms;

●	broad market adoption of EVs and other technologies where we are able to deploy our technology, if developed successfully;
●	our success attracting and retaining our executive officers, key employees, and other qualified personnel;
●	our ability to protect and maintain our owned and exclusively-licensed intellectual property, including in jurisdictions outside of the United States;
●	our ability to secure government contracts and grants, changes in government priorities with respect to our government contracts and grants or government funding reductions or delays, and the availability of government subsidies and economic incentives;
●	delays in the construction and operation of facilities that meet our short-term research and development and long-term electrolyte production requirements;
●	changes in applicable laws or regulations, including tariffs;
●	risks relating to, and potential liabilities resulting from, our information technology infrastructure and data security incidents, threats, breaches, or attacks;
●	risks relating to other economic, business, or competitive factors in the United States and other jurisdictions, including supply chain interruptions and changes in market conditions, and our ability to manage these risks and uncertainties; and
●	those factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), may be updated or amended in future filings we make with the Securities and Exchange Commission (“SEC”).

We caution you that the foregoing list does not contain all of the risks or uncertainties that could affect the Company.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in “Part I, Item 1A. Risk Factors” in the 2025 Form 10-K, as may be updated or amended in future filings we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Solid Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and number of shares)

	June 30, 2026
	(Unaudited)	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$24,284	$21,607
Marketable securities	218,151	229,177
Accounts receivable	3,187	2,155
Contract assets	—	7,490
Prepaid expenses and other current assets	5,756	6,998
Total current assets	251,378	267,427
Long-Term Assets
Property, plant and equipment, net	84,207	86,318
Right-of-use operating lease assets, net	6,252	6,727
Investments	177,865	86,997
Intangible assets, net	2,159	2,166
Other assets	880	1,059
Loan receivable from equity method investee	4,327	4,398
Total long-term assets	275,690	187,665
Total assets	$527,068	$455,092
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable and other accrued liabilities	7,015	8,521
Deferred revenue	1,161	198
Deferred revenue from related parties	75	172
Accrued compensation	6,053	7,043
Operating lease liabilities	913	861
Warrant liabilities	1,990	—
Total current liabilities	17,207	16,795
Long-Term Liabilities
Warrant liabilities	—	13,881
Operating lease liabilities	6,621	7,129
Other liabilities	1,091	1,113
Total long-term liabilities	7,712	22,123
Total liabilities	24,919	38,918
Mezzanine Equity
Mezzanine Equity	406	470
Stockholders’ Equity
Common Stock, $0.0001 par value; 2,000,000,000 shares authorized; 227,217,240 and 201,181,175 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	23	20
Additional paid-in capital	814,957	690,234
Accumulated deficit	(311,632)	(274,904)
Accumulated other comprehensive income (loss)	(1,605)	354
Total stockholders’ equity	501,743	415,704
Total liabilities, mezzanine equity and stockholders’ equity	$527,068	$455,092

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues and Grant Income
Revenue	$(1,017)	$6,485	$1,088	$11,609
Grant income	749	1,055	1,717	1,947
Total revenue and grant income	(268)	7,540	2,805	13,556
Operating Expenses
Direct costs	2,119	8,462	5,667	11,158
Research and development	19,363	18,342	37,111	37,363
Selling, general and administrative	8,539	6,607	16,661	14,934
Total operating expenses	30,021	33,411	59,439	63,455
Operating Loss	(30,289)	(25,871)	(56,634)	(49,899)
Nonoperating Income and Expense
Interest income	4,172	3,237	8,184	6,836
Change in fair value of warrant liabilities	2,250	(3,216)	11,891	2,663
Interest expense	(9)	(7)	(206)	(15)
Other expense	(93)	(151)	(75)	(673)
Total nonoperating income and expense	6,320	(137)	19,794	8,811
Pretax Loss	$(23,969)	$(26,008)	$(36,840)	$(41,088)
Income tax expense (income)	(79)	6	5	6
Share of net loss (income) of equity method investee	(69)	(676)	4	(606)
Net Loss Attributable to Common Stockholders	$(23,821)	$(25,338)	$(36,849)	$(40,488)
Other Comprehensive Income (Loss)	(552)	13	(1,958)	185
Comprehensive Loss Attributable to Common Stockholders	$(24,373)	$(25,325)	$(38,807)	$(40,303)
Basic and diluted loss per share	$(0.11)	$(0.14)	$(0.17)	$(0.22)
Weighted average shares outstanding – basic and diluted	225,974,899	180,343,931	221,661,211	180,871,314

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Income (Loss)	Equity
Balance as of December 31, 2025	201,181,175	$20	$690,234	$(274,904)	$354	$415,704
Net loss	—	—	—	(13,028)	—	(13,028)
Withholding of employee taxes related to stock-based compensation	—	—	(358)	—	—	(358)
Shares of common stock issued for vested RSUs	488,734	—	—	—	—	—
Stock options exercised	42,494	—	6	—	—	6
Stock-based compensation expense	—	—	2,706	—	—	2,706
Remeasurement of mezzanine equity	—	—	—	97	—	97
Unrealized gain on available-for-sale securities	—	—	—	—	(1,407)	(1,407)
Proceeds from the registered direct offering, net of offering costs, commissions, and fees of $8,664	22,807,018	2	121,334	—	—	121,336
Balance as of March 31, 2026	224,519,421	$22	$813,922	$(287,835)	$(1,053)	$525,056
Net loss	—	—	—	(23,821)	—	(23,821)
Shares of common stock issued under the ESPP	151,197	—	370	—	—	370
Withholding of employee taxes related to stock-based compensation	—	—	(2,476)	—	—	(2,476)
Shares of common stock issued for vested RSUs	2,546,622	1	—	—	—	1
Stock-based compensation expense	—	—	3,133	—	—	3,133
Remeasurement of mezzanine equity	—	—	—	24	—	24
Unrealized gain on available-for-sale securities	—	—	—	—	(552)	(552)
Proceeds from the registered direct offering, net of offering costs, commissions, and fees of $8,654	—	—	8	—	—	8
Balance as of June 30, 2026	227,217,240	$23	$814,957	$(311,632)	$(1,605)	$501,743

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Income (Loss)	Equity
Balance as of December 31, 2024	180,364,028	$18	$591,394	$(181,171)	$39	$410,280
Net loss	—	—	—	(15,151)	—	(15,151)
Withholding of employee taxes related to stock-based compensation	—	—	(261)	—	—	(261)
Shares of common stock issued for vested RSUs	551,828	—	—	—	—	—
Stock options exercised	1,532,420	—	181	—	—	181
Stock-based compensation expense	—	—	1,830	—	—	1,830
Remeasurement of mezzanine equity	—	—	—	20	—	20
Unrealized loss on available-for-sale securities	—	—	—	—	173	173
Balance as of March 31, 2025	182,448,276	$18	$593,144	$(196,302)	$212	$397,072
Net loss	—	—	—	(25,338)	—	(25,338)
Shares of common stock issued under the ESPP	180,091	—	156	—	—	156
Withholding of employee taxes related to stock-based compensation	—	—	(298)	—	—	(298)
Shares of common stock issued for vested RSUs	1,096,546	—	—	—	—	—
Stock options exercised	350,757	—	478	—	—	478
Repurchase and retirement of shares of common stock	(3,361,396)	—	(3,537)	—	—	(3,537)
Stock-based compensation expense	—	—	2,153	—	—	2,153
Remeasurement of mezzanine equity	—	—	—	(68)	—	(68)
Unrealized loss on available-for-sale securities	—	—	—	—	13	13
Balance as of June 30, 2025	180,714,274	$18	$592,096	$(221,708)	$225	$370,631

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(36,849)	$(40,488)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	9,491	9,142
Amortization of right-of-use assets	594	741
Loss on sales of property, plant and equipment, net	198	574
Share of net loss (income) of equity method investee	4	(606)
Stock-based compensation expense	5,839	3,983
Change in fair value of warrant liabilities	(11,891)	(2,663)
Accretion of discounts on other long-term liabilities	34	33
Accretion of loan receivable from equity method investee	(70)	(64)
Amortization of premiums and accretion of discounts on available-for-sale securities	(1,510)	(2,490)
Loss on change in assessment of finance lease purchase options	—	84
Change in operating assets and liabilities that provided (used) cash and cash equivalents:
Accounts receivable	1,374	(2,816)
Contract assets	7,490	—
Prepaid expenses and other current assets and other assets	2,891	1,729
Accounts payable and other accrued liabilities	(3,508)	(2,054)
Deferred revenue	963	(2,789)
Deferred revenue from related parties	(97)	—
Accrued compensation	(1,669)	(2,476)
Operating lease liabilities	(457)	(574)
Net cash and cash equivalents used in operating activities	(27,173)	(40,734)
Cash Flows from Investing Activities
Purchases of property, plant and equipment, net	(7,933)	(5,044)
Purchases of available-for-sale securities	(245,450)	(101,690)
Proceeds from sales of available-for-sale securities	163,626	152,453
Gain on sale of available-for-sale securities	—	3
Cash received on loan receivable from equity method investee	142	—
Purchases of intangible assets	(4)	(649)
Net cash and cash equivalents (used in) provided by investing activities	(89,619)	45,073
Cash Flows from Financing Activities
Proceeds from exercise of stock options	6	659
Proceeds from issuance of shares of common stock under the ESPP	370	156
Cash paid for withholding of employee taxes related to stock-based compensation	(2,156)	(557)
Repurchase of shares of common stock	—	(3,592)
Payments on finance lease liabilities	(96)	(170)
Proceeds from the registered direct offering, net of fees	121,345	—
Net cash and cash equivalents provided by (used in) financing activities	119,469	(3,504)

Net increase in cash and cash equivalents	2,677	835
Cash and cash equivalents at beginning of period	21,607	25,413
Cash and cash equivalents at end of period	24,284	26,248

Supplemental information
Cash paid for interest	$206	$15
Accrued capital expenditures	2,144	1,092
Unpaid reimbursements on capital expenditures	2,407	417
Accrued withholding of employee taxes related to stock-based compensation	678	—
Accrued excise tax on stock repurchases	—	35

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

The Company accounts for its equity ownership in Dahae Energy Co., Ltd. (“Dahae”), an entity in which the Company does not exercise control or have the obligation to absorb losses or receive benefits, as a variable interest entity (“VIE”). A VIE is a legal entity that possesses any of the following conditions: the entity’s equity at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, equity owners are unable to direct the activities that most significantly impact the legal entity’s economic performance (or they possess disproportionate voting rights in relation to the economic interest in the legal entity), or the equity owners lack the obligation to absorb the legal entity’s expected losses or the right to receive the legal entity’s expected residual returns. The Company consolidates a VIE if the Company determines that it has (i) the power to direct the activities of the VIE that most significantly impacts its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that are more than insignificant to the VIE. If an entity is determined to be a VIE but the Company does not have a controlling interest, the entity is accounted for under either the cost or equity method depending on whether the Company can exercise significant influence. The Company has determined that it does not meet the control requirements to consolidate Dahae and accounts for the investment using the equity method of accounting. The Company evaluates its relationships with Dahae on an ongoing basis, including when the Company believes a loss in value may have occurred which is other than temporary. The Company measures its equity method investment at cost minus impairment, if any, plus or minus the share of the equity method investee’s loss or gain. Activity is included in Investments in the Condensed Consolidated Balance Sheets and separately within Share of net income (loss) of equity method investee in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and within Cash Flows from Investing Activities in the Condensed Consolidated Statements of Cash Flows.

Revenue and Grant Income

The Company assesses all collaborative arrangements to determine whether the agreement should be recorded in accordance with Accounting Standards Codification (“ASC”) 808 – Collaborative Arrangements. Collaborative arrangements involve two or more parties who are active participants and meet the following components: both parties are exposed to significant risks and rewards, and both parties are dependent on the commercial success of the efforts under the contract. Revenue recognition is recorded by analogy to ASC 606 – Revenue from Contracts with Customers. The Company’s agreements with SK On Co., Ltd. (“SK On” and such agreements, the “SK On Agreements”) meet the criteria of collaborative arrangements. Amounts received for these products and services are classified as Revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recognizes revenue utilizing the cost-to-cost method as management believes this method best reflects the progress towards fulfillment of the performance obligation. The Company expenses contract fulfillment costs as incurred.

Prior to January 1, 2025, the Company recognized revenue from the Company’s collaborative arrangements, including the SK On Agreements, over time using the input measurement method utilizing labor hours in relation to total labor hours anticipated to satisfy the performance obligation. Effective January 1, 2025, the Company changed its basis of input to utilize the cost-to-cost method to satisfy the performance obligation. The Company made this adjustment because it believes using the cost-to-cost method provides a more accurate reflection of how performance is satisfied over time. This adjustment is treated as a change in estimate beginning on January 1, 2025, and prior period amounts will not be adjusted.

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

On January 21, 2025, Solid Power Operating, Inc. entered into an assistance agreement with the U.S. Department of Energy (“DOE”) with an effective date of January 1, 2025 (as amended effective May 15, 2025 and amended and restated effective January 1, 2026, the “Assistance Agreement”). The Assistance Agreement provides that DOE will provide the Company with funding of up to $50,000 for the Company’s installation of equipment necessary for the continuous production of sulfide-based electrolyte material pilot line. The Company records grant income from the Assistance Agreement in accordance with International Accounting Standards 20 when conditions have been substantially met. This income is presented within Grant income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

For electrolyte sales, the Company recognizes revenue when the control of the goods is transferred to the customer and for the amount of consideration the Company expects to receive.

Warrants

The Company accounts for warrants as either liabilities or equity based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480—Distinguishing Liabilities from Equity and ASC 815—Hedge Accounting. Warrants recorded as liabilities are recorded at their fair value within Warrant liabilities in the Condensed Consolidated Balance Sheets and remeasured on each reporting date with changes recorded in Change in fair value of warrant liabilities in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Warrants recorded as equity are recorded at their fair value at issuance (less direct issuance costs) in Additional Paid-In Capital and are not remeasured.

Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented as a single entity for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM manages the business on a consolidated basis and uses consolidated Net Loss Attributable to Common Stockholders as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as the profit or loss measure in assessing performance and deciding how to allocate resources. The CODM is regularly provided with only the consolidated expenses as classified and presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

In December 2025, the FASB issued ASU No. 2025-11 Interim Reporting (Topic 270). ASU 2025-11 clarifies guidance related to Topic 270 for interim disclosure requirements. The objective of the amendment is to provide clarity about the current requirements rather than evaluate whether to expand or reduce interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adoption on the Condensed Consolidated Financial Statements and Disclosure.

Note 3 – Property, Plant and Equipment, Net

Property, plant and equipment, net are summarized as follows:

	June 30, 2026	December 31, 2025
Production equipment	$42,868	$43,203
Laboratory equipment	17,580	15,287
Leasehold improvements	73,334	73,369
Furniture and computer equipment	4,711	4,711
Construction in progress	12,030	6,858
Total cost	150,523	143,428
Accumulated depreciation	(66,316)	(57,110)
Property, plant and equipment, net	$84,207	$86,318

Depreciation expenses for dedicated laboratory equipment and production equipment are charged to research and development. Office equipment, leasehold improvements, software, and computer equipment related depreciation expenses are allocated between research and development and selling, general and administrative expenses based on the nature of its use.

Depreciation expense related to property, plant and equipment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$4,752	$4,595	$9,480	$9,131

As of June 30, 2026, the Company is designing a continuous electrolyte production pilot line which it expects to be substantially complete and commissioned by the end of 2026. Construction in progress related to property, plant and equipment is summarized as follows:

Construction in progress	June 30, 2026	December 31, 2025
Continuous electrolyte pilot manufacturing line	$10,978	$5,214
Cell safety abuse lab	—	94
EIC	111	111
Other capital projects	941	1,439
Total	$12,030	$6,858

Note 4 – Intangible Assets

Intangible assets are summarized as follows:

	June 30, 2026		December 31, 2025
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$152	$(82)	$149	$(78)
Patents	261	(32)	261	(25)
Patents pending	1,813	—	1,813	—
Trademarks	13	—	13	—
Trademarks pending	34	—	33	—
Total amortizable intangible assets	$2,273	$(114)	$2,269	$(103)

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$5	$6	$11	$11

Useful lives of intangible assets range from three to 20 years. Amortization expenses are expensed within research and development expense within Operating Expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 5 – Revenue and Grant Income

The Company receives revenue and grant income from both government and non-government entities. Government revenue and grant income includes both revenue and grant income from collaborative arrangements. Non-government revenue includes both revenue from collaborative arrangements and electrolyte sales. The table below sets forth revenue and grant income by type for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Government - revenue	$(6)	$505	$128	$1,168
Government - grant income	749	1,055	1,717	1,947
Non-government revenue	(1,011)	5,980	960	10,441
Total revenue and grant income	$(268)	$7,540	$2,805	$13,556

During the three months ended June 30, 2026, the Company recorded a $1.2 million reversal of previously recognized non-government revenue. The adjustment was driven by a change in assumptions connected to the Company’s constraint on variable consideration within certain milestone payments under the research and development technology license agreement (the “SK On R&D license”).

Note 6 – Fair Value Measurements

The carrying amount of certain financial instruments, such as cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities. The difference between the amortized cost and fair value of available-for-sale securities as of June 30, 2026 and December 31, 2025 was not material.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table summarizes the asset type, balance sheet classification, maturity, and value of the Company’s marketable securities and investments in the Condensed Consolidated Balance Sheets.

Assets	Balance Sheet Classification	Maturity	June 30, 2026	December 31, 2025
Commercial Paper	Marketable securities	Due in 1 year or less	$59,483	$62,166
Corporate Bonds	Marketable securities	Due in 1 year or less	126,309	122,941
Government Bonds	Marketable securities	Due in 1 year or less	21,320	39,053
U.S. Treasuries	Marketable securities	Due in 1 year or less	11,039	5,017
	Total Marketable securities		$218,151	$229,177

Corporate Bonds	Investments	Due in 1 year to 5 years	$152,413	$63,187
Government Bonds	Investments	Due in 1 year to 5 years	24,478	22,479
Equity Method Investment	Investments		974	1,331
	Total Investments		$177,865	$86,997

See Note 2 – Significant Accounting Policies to the Company’s financial statements included in the 2025 Form 10-K, as supplemented by the Notes, for information regarding Levels 1 through Level 3 inputs.

As of June 30, 2026 and December 31, 2025, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

		June 30, 2026
		Level 1	Level 2	Level 3	Total
Assets	Balance Sheet Classification
Commercial Paper	Marketable securities	$59,483	$—	$—	$59,483
Corporate Bonds	Marketable securities	$126,309	$—	$—	$126,309
Government Bonds	Marketable securities	$21,320	$—	$—	$21,320
U.S. Treasuries	Marketable securities	$11,039	$—	$—	$11,039
Corporate Bonds	Investments	$152,413	$—	$—	$152,413
Government Bonds	Investments	$24,478	$—	$—	$24,478
Bifurcated embedded derivative	Loan receivable from equity method investee	$—	$—	$584	$584

Liabilities
Public Warrants	Warrant liabilities	$1,476	$—	$—	$1,476
Private Placement Warrants	Warrant liabilities	$—	$514	$—	$514

		December 31, 2025
		Level 1	Level 2	Level 3	Total
Assets	Balance Sheet Classification
Commercial Paper	Marketable securities	$62,167	$—	$—	$62,167
Corporate Bonds	Marketable securities	$122,941	$—	$—	$122,941
Government Bonds	Marketable securities	$39,053	$—	$—	$39,053
U.S. Treasuries	Marketable securities	$5,017	$—	$—	$5,017
Corporate Bonds	Investments	$63,187	$—	$—	$63,187
Government Bonds	Investments	$22,479	$—	$—	$22,479
Bifurcated embedded derivative	Loan receivable from equity method investee	$—	$—	$584	$584

Liabilities
Public Warrants	Warrant liabilities	$9,911	$—	$—	$9,911
Private Placement Warrants	Warrant liabilities	$—	$3,970	$—	$3,970

The change in fair value of the Company’s marketable securities and investments are included in Other Comprehensive Income (Loss) in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). There were no transfers in and out of Level 3 fair value hierarchy during the three and six months ended June 30, 2026 or year ended December 31, 2025. During the six months ended June 30, 2026 and 2025, the Company purchased $245,450 and $101,690 of available-for-sale securities, respectively.

Fair Value of Bifurcated Embedded Derivative

The fair value of the bifurcated embedded derivative (the “Derivative”) has been estimated using the with-and-without method as of June 30, 2026 using Level 3 unobservable inputs and Level 2 directly or indirectly observable inputs, including estimated credit rating, risk-free interest rates, and expected future cash flows. Material increases or decreases in any of those inputs may result in a significantly higher or lower fair value measurement. See Note 12 – Related Party Transactions for more information.

Fair Value of Public Warrants and Private Placement Warrants

The fair value of the private placement warrants issued as part of the Company’s business combination in 2021 (the “Private Placement Warrants”) have been estimated using a Black-Scholes model as of June 30, 2026 and December 31, 2025. The estimated fair value of the Private Placement Warrants is determined using Level 2 directly or indirectly observable inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s publicly-traded warrants (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”) and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Warrants. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 input.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates.

	June 30, 2026	December 31, 2025
Exercise price	$11.50	$11.50
Stock price	$2.59	$4.25
Volatility	138.0%	114.5%
Term (in years)	0.44	0.94
Risk-free rate	3.90%	3.43%

The following table provides a roll forward (per Warrant) of the Public Warrants measured at fair value using Level 1 inputs and Private Placement Warrants measured at fair value using Level 2 inputs.

	Public Warrants	Private Placement Warrants
	Level 1 Fair Value	Level 2 Fair Value
December 31, 2025	$0.71	$0.74
Change in fair value	$(0.49)	$(0.52)
March 31, 2026	$0.22	$0.22
Change in fair value	$(0.12)	$(0.12)
June 30, 2026	$0.10	$0.10

See Note 7 – Warrants for more information.

Note 7 – Warrants

Public Warrants and Private Placement Warrants

The table below provides a summary of the outstanding Public and Private Placement Warrants classified as a liability.

	June 30, 2026	December 31, 2025
Public Warrants	14,425,294	13,958,836
Private Placement Warrants	4,908,009	5,374,467

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

None of the Private Placement Warrants are redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. The table below provides the fair value of warrant liabilities at:

	June 30, 2026	December 31, 2025
Fair value of warrant liabilities	$1,990	$13,881

The table below provides the gain (loss) recognized in connection with changes in fair value of warrant liabilities at:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain (Loss) recognized associated with warrant liabilities	$2,250	$(3,216)	$11,891	$2,663

There have been no changes to the terms of the Public or Private Placement Warrants disclosed in the 2025 Form 10-K.

Pre-Funded Warrants and Common Warrants

In January 2026, the Company issued pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 5,807,018 shares of common stock and warrants (the “Common Warrants”) to purchase up to an aggregate of 45,614,036 shares of common stock. As of June 30, 2026, there were no Pre-Funded Warrants outstanding and there were Common Warrants to purchase an aggregate of 45,614,036 shares of common stock outstanding. The Common Warrants are classified in equity and are not measured at fair value and are not remeasured each reporting period. See Note 8 – Stockholders’ Equity for additional information.

Note 8 – Stockholders’ Equity

Common Stock

Stock options exercised for common stock and shares of common stock issued upon vesting of restricted stock units (“RSUs”) for the three and six months ended June 30, 2026 and 2025 are summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options exercised	—	350,757	42,494	1,883,177
Shares of common stock issued under the ESPP	151,197	180,091	151,197	180,091
Shares of common stock issued for vested RSUs	2,546,622	1,096,546	3,035,356	1,648,374
Shares of common stock repurchased	—	(3,361,396)	—	(3,361,396)

The table below presents the cash received or paid associated with common stock related activities for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash received from stock options exercised	$—	$478	$6	$659
Cash received from shares of common stock issued under the ESPP	370	156	370	156
Cash paid for shares of common stock repurchased	—	(3,592)	—	(3,592)

At-the-Market Offering

On September 5, 2025, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”), with respect to an at-the-market offering program (the “ATM”) under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150,000 through Oppenheimer. During the three and six months ended June 30, 2026, the Company did not sell any shares of common stock under the Distribution Agreement. As of June 30, 2026, approximately $58,785 remained available for future sales under the Distribution Agreement.

Registered Direct Offering

On January 28, 2026, the Company entered into a securities purchase agreement with a single sector-focused institutional investor for the direct offering of 17,000,000 shares of its common stock, Pre-Funded Warrants to purchase an aggregate of 5,807,018 shares of common stock, and Common Warrants to purchase up to an aggregate of 45,614,036 shares of common stock. The common stock was purchased at a price of $5.70 per share of common stock and accompanying two Common Warrants and the Pre-Funded Warrants were purchased at a price of $5.6999 per Pre-Funded Warrant and accompanying two Common Warrants. The Common Warrants issued are immediately exercisable at an exercise price of $7.25 per share and will expire on January 31, 2033. Proceeds, net of fees and expenses, received by the Company totaled $121,345. Issuance costs totaled $8,654 and are recorded in additional paid-in capital. The Company intends to use the net proceeds from the registered direct offering for working capital and general corporate purposes. As of June 30, 2026, all Pre-Funded Warrants have been exercised and all proceeds to the Company are recorded in additional paid-in capital.

Stock Repurchase Program

On January 23, 2024, the Company announced that its Board of Directors approved a stock repurchase program (“Program”) authorizing the Company to purchase up to $50,000 of the Company’s outstanding common stock. The Program expired on December 31, 2025.

The table below presents the number of shares repurchased and retired, the principal, commissions, and total cash paid to repurchase and retire shares of common stock, the excise tax, and the average purchase price per share for the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Repurchased and retired shares of common stock	3,361,396	3,361,396
Principal paid to repurchase and retire shares of common stock	3,525	3,525
Commissions paid to repurchase and retire shares of common stock	67	67
Total cash paid to repurchase and retire shares of common stock	(3,592)	(3,592)
Excise tax accrued	35	35
Average price paid per share (including commissions)	$1.07	$1.07

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

For the three and six months ended June 30, 2026 and 2025, the Company recognized compensation costs totaling:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation costs related to RSUs	$2,675	$1,435	$4,883	$2,487
Stock-based compensation costs related to stock options	364	634	739	1,358
Stock-based compensation costs related to the ESPP	94	84	217	138
Total stock-based compensation costs	$3,133	$2,153	$5,839	$3,983

Unrecognized future compensation costs as of June 30, 2026 were $27,679. The Company expects to recognize the future compensation cost over a weighted-average period of 2.9 years, amortized over a straight-line basis.

The following table summarizes the Company’s award activity for RSUs and stock options for the three and six months ended June 30, 2026:

	RSUs	Stock Options
Balance at December 31, 2025	13,328,190	12,320,074
Granted	65,325	—
Vested or Exercised	(572,465)	(42,494)
Forfeited	(39,896)	—
Expired	—	—
Balance at March 31, 2026	12,781,154	12,277,580
Granted	4,087,324	—
Vested or Exercised	(3,138,140)	—
Forfeited	(411,100)	—
Expired	—	—
Balance at June 30, 2026	13,319,238	12,277,580

Restricted Stock Grants to Dahae Executives

On October 21, 2024, the Company issued 298,508 shares of restricted stock to two executive employees of Dahae pursuant to the provisions of Regulation S under the Securities Act of 1933, as amended. This issuance was not under any existing plan. The restricted stock vests over a four-year period, subject to forfeiture upon the applicable stockholder ceasing to provide services to Dahae or upon Dahae’s default on the financing instruments entered into between the Company and Dahae on October 21, 2024. As of June 30, 2026, 186,847 shares vested. Stock-based compensation expense is recognized within Share of net income (loss) of equity method investee in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). No additional shares of restricted stock are authorized for issuance to Dahae executives.

Note 10 – Basic and Diluted Loss Per Share

The table below sets forth the basic and diluted loss per share calculation for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(23,821)	$(25,338)	$(36,849)	$(40,488)
Weighted average shares outstanding – basic and diluted	225,974,899	180,343,931	221,661,211	180,871,314
Basic and diluted loss per share	$(0.11)	$(0.14)	$(0.17)	$(0.22)

Basic weighted average shares outstanding for the three months ended June 30, 2026 and 2025 include 0 shares issuable upon exercise of the Pre-Funded Warrants. Basic weighted average shares outstanding for the six months ended June 30, 2026 and 2025 include 889,794 and 0 shares issuable upon exercise of the Pre-Funded Warrants, respectively. Because the Pre-Funded Warrants can be exercised for a nominal exercise price of $0.0001 per share, the shares issuable upon exercise of the Pre-Funded Warrants are deemed to be issued for purposes of calculating basic earnings per share. Due to the net loss for the three and six months ended June 30, 2026 and 2025, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. The table below sets forth (in shares) potentially dilutive securities excluded from the diluted loss per share calculation.

	Six Months Ended June 30,
	2026	2025
Public Warrants and Private Placement Warrants	19,333,303	19,333,303
Common Warrants	38,557,721	—
2014 Plan & 2021 Plan - Stock Options	12,286,647	17,093,207
2021 Plan - RSUs	13,742,805	9,210,606
ESPP - Common Stock	47,594	47,949
Restricted stock grants to Dahae executives	130,783	70,179
Total potentially dilutive securities	84,098,853	45,755,244

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

The Company has certain equipment leases classified as finance leases as of June 30, 2026. In the Condensed Consolidated Balance Sheets, the Company records its right-of-use finance lease assets, net within Other assets, records its short-term finance lease liabilities within Accounts payable and other accrued liabilities, and records its long-term finance lease liabilities within Other liabilities.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease costs:
Amortization of right-of-use assets	$52	$199	$118	$303
Interest on lease liabilities	3	7	7	15
Operating lease costs	376	376	752	752
Total lease expense	$431	$582	$877	$1,070

The components of cash flow information related to leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating outgoing cash flows – finance leases	$3	$7	$7	$15
Financing outgoing cash flows – finance leases	44	82	96	165
Operating outgoing cash flows – operating leases	349	338	699	669
Right-of-use assets obtained in exchange for new, modified, and remeasured finance lease liabilities:	—	—	—	(1)
Right-of-use assets obtained in exchange for new, modified, and remeasured operating lease liabilities:	—	—	—	15

The supplemental balance sheet information related to leases is as follows:

June 30, 2026
Finance lease
Weighted-average remaining lease term – finance leases (in years)	1.4
Weighted-average discount rate – finance leases	6.7%
Operating lease
Weighted-average remaining lease term – operating leases (in years)	6.6
Weighted-average discount rate – operating leases	6.3%

As of June 30, 2026, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2026 (remaining six months)	77	704
2027	85	1,448
2028	16	1,494
2029	—	1,548
2030	—	903
Thereafter	—	3,128
Total	178	9,225
Less present value discount	(7)	(1,691)
Total lease liabilities	$171	$7,534

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

BMW paid the Company $20,000 between December 2022 and June 2025, subject to the Company achieving certain milestones. During the three and six months ended June 30, 2026 and 2025, the Company recognized $0 of revenue related to its JDA. In addition, the Company recognized $92 and $92 of revenue for the three and six months ended June 30, 2026, respectively, from the sale of electrolyte to BMW. During the three and six months ended June 30, 2025, the Company recognized $0 and $132, respectively, from the sale of certain cell materials and electrolyte to BMW.

Dahae Energy Co., Ltd.

During 2024, the Company entered into a series of transactions with Dahae, a strategic partner in the Republic of Korea. Dahae provides process engineering support for the Company’s pilot cell lines and is serving as the installer for installation of a pilot cell manufacturing line at SK On’s facility. The transactions included, among other things, a bond (the “Bond”) with detachable warrants (the “Detachable Warrants”) and the Derivative, restricted stock grants to two Dahae executives, and a term loan facility. During the three and six months ended June 30, 2026, the Company incurred $914 and $1,671 of costs related to services provided by Dahae, respectively. During the three and six months ended June 30, 2025, the Company incurred $2,884 and $4,285 of costs related to services provided by Dahae, respectively.

The Company acquired a 20% equity interest in Dahae for $656 (including $256 of transaction costs) and recorded the investment using the equity method of accounting.

As of June 30, 2026 and December 31, 2025, the Bond had an unamortized discount of $1,726 and $1,796, respectively.

The Company recorded the Detachable Warrants within Investments in the Condensed Consolidated Balance Sheets at a fair value upon acquisition of $607. The Detachable Warrants are fully detachable from the Bond and can be exercised for shares of Dahae’s common stock. If the Company were to exercise the Detachable Warrants in full, the Company would own 40% of the then outstanding shares of common stock of Dahae. As of June 30, 2026 and December 31, 2025, there were no impairments or downward or upward adjustments to Detachable Warrants since acquisition.

The Company granted 298,508 shares of restricted stock to two Dahae executives, of which 186,847 shares vested as of June 30, 2026. The restricted stock grants are subject to redemption at fair value once all shares are fully vested and any financing provided by the Company to Dahae has been repaid. As the restricted stock grants are contingently redeemable at fair value, the restricted stock grants are recorded within Mezzanine Equity in the Condensed Consolidated Balance Sheets. To adjust these grants to redemption amounts at each reporting period, the Company remeasures the grants to their redemption value based on the price of the Company’s common stock, with a corresponding entry to the Company’s retained earnings. The remeasurement for the six months ended June 30, 2026 and year ended December 31, 2025 was $23 and $323, respectively.

The Company entered into a term loan facility with Dahae. Dahae drew upon the facility on November 3, 2024, with a principal balance of $1,161 issued at par, explicit interest rate of 3%, and maturity date of October 21, 2034. The loan is recorded within Loan receivable from equity method investee in the Condensed Consolidated Balance Sheets.

All financing agreements between the Company and Dahae are collateralized by Dahae’s assets and a minority equity interest in Dahae. The Company has committed to provide up to $2,000 of additional financing to Dahae under the term loan facility. Dahae has not drawn on the equipment financing under the term loan facility. The financing lease expires October 21, 2029.

The table below presents the summarized transactions recorded in the Condensed Consolidated Balance Sheets related to the Company’s equity method investment for the periods presented. The transactions reflected in the table below coupled with the term loan facility of $2,000 represent the maximum loss exposure as a result of the Company’s involvement with Dahae as of June 30, 2026.

	June 30, 2026	December 31, 2025
Bond	$3,306	$3,236
Loan	1,021	1,161
Warrants	607	607
Equity method investment (a)	974	724
Mezzanine equity	406	470

(a)	The change in equity method investment from December 31, 2025 to June 30, 2026 reflects the Company’s 20% proportionate share of Dahae’ earnings, which resulted in the recognition of gains of $97 and $53 during the three and six months ended June 30, 2026, respectively, as well as the currency translation adjustment for the three and six months ended June 30, 2026 of $(258) and $(408), respectively, related to the conversion from South Korean Won to U.S. dollar.

The table below presents the summarized transactions recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) related to the Company’s equity method investment for the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$77	$74	$153	$147
Share of net income (loss) of equity method investee	68	536	(4)	606
Other comprehensive income (loss)	(258)	78	(408)	45

Note 13 – Income Taxes

The Company’s effective tax rate was 0.3% and 0% for the three months ended June 30, 2026 and 2025, respectively, as a result of withholding tax expense on revenue earned in a foreign jurisdiction. The Company’s effective tax rate was 0% and 0% for the six months ended June 30, 2026 and 2025, respectively. The Company was in a full valuation allowance for the six months ended June 30, 2026 and the year ended December 31, 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs, and expected performance. For additional discussion, see “Cautionary Note Regarding Forward-Looking Statements” above. The forward-looking statements are dependent upon events, risks, and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Report, and in “Part I, Item 1A. Risk Factors” of the 2025 Form 10-K, as such descriptions may be updated or amended in future filings we make with the SEC. Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Report and the 2025 Form 10-K. We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments, or otherwise, except to the extent that such disclosure is required by applicable law.

Overview

Solid Power is a U.S.-based leader in solid-state battery technology and manufacturing processes. Our core technology is a sulfide-based solid electrolyte material, which replaces the liquid or gel electrolyte used in traditional lithium-ion battery cells. We believe our electrolyte technology has the potential to enable a step-change improvement in battery cell performance beyond what is currently achievable in conventional lithium-ion battery cells, including improved energy density, battery life, and safety performance. We are currently targeting the battery electric vehicle market due to the size and perceived demand for next generation battery technology but believe our technologies can have a broader application as the market matures.

2026 Development Objectives

We made progress on our 2026 development objectives as the solid-state battery landscape continues to evolve. Below is a summary of recent progress towards our goals.

●	Strengthen relationships with our partners through continued execution – We completed the line installation agreement with SK On Co., Ltd. (“SK On”) in April 2026, and received the associated milestone payment in May 2026. We are currently negotiating with SK On regarding a new collaboration agreement, which would replace or amend the existing research and development technology license agreement with SK On (the “SK On R&D license”).
●	Continue executing on our electrolyte development roadmap – We continued construction on our continuous manufacturing pilot line for sulfide electrolyte production. Installation of major equipment continues to advance in preparation for equipment acceptance testing, which remains on track for completion by the end of the third quarter of 2026. Plant validation and operational startup remain planned for the fourth quarter of 2026. Separately, we advanced discussions with industry leading partners regarding a potential joint venture for commercial-scale electrolyte production in the Republic of Korea. Finally, we completed the Stage 1 audit for ISO 9001 certification.
●	Promote electrolyte product competitiveness – We improved our performance and provided shipments of electrolyte under our Joint Evaluation Agreement with Samsung SDI Co., Ltd. and BMW AG and continued sampling electrolyte to other customers. As the initial phase of our joint evaluation agreement expires September 30, 2026, we are optimistic, based on our electrolyte’s performance and cost, about continuing to work with Samsung SDI for possible use in electric vehicles and other potential applications of ASSB technologies.

●	Remain fiscally disciplined – We remained fiscally disciplined, balancing financial discipline with appropriate investments in technology developments and process improvements. We remain on track to deliver cash investments within our current year guidance range. See “—Results of Operations” and “—Liquidity and Capital Resources” for more information.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 to the Three and Six Months Ended June 30, 2025

During the three and six months ended June 30, 2026, our capital and operational investments supported our key 2026 development objectives.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenues and Grant Income
Revenue	$(1,017)	$6,485	$(7,502)	(116)%	$1,088	$11,609	$(10,521)	(91)%
Grant income	749	1,055	(306)	(29)%	1,717	1,947	(230)	(12)%
Total revenue and grant income	(268)	7,540	(7,808)	(104)%	2,805	13,556	(10,751)	(79)%
Operating Expenses
Direct costs	2,119	8,462	(6,343)	(75)%	5,667	11,158	(5,491)	(49)%
Research and development	19,363	18,342	1,021	6%	37,111	37,363	(252)	(1)%
Selling, general and administrative	8,539	6,607	1,932	29%	16,661	14,934	1,727	12%
Total operating expenses	30,021	33,411	(3,390)	(10)%	59,439	63,455	(4,016)	(6)%
Operating Loss	(30,289)	(25,871)	(4,418)	17%	(56,634)	(49,899)	(6,735)	13%
Nonoperating Income and Expense
Interest income	4,172	3,237	935	29%	8,184	6,836	1,348	20%
Change in fair value of warrant liabilities	2,250	(3,216)	5,466	(170)%	11,891	2,663	9,228	347%
Interest expense	(9)	(7)	(2)	29%	(206)	(15)	(191)	1273%
Other expense	(93)	(151)	58	(38)%	(75)	(673)	598	(89)%
Total nonoperating income and expense	6,320	(137)	6,457	(4,713)%	19,794	8,811	10,983	125%
Pretax Loss	$(23,969)	$(26,008)	$2,039	(8)%	$(36,840)	$(41,088)	$4,248	(10)%
Income tax expense (income)	(79)	6	(85)	(1,417)%	5	6	(1)	(17)%
Share of net loss (income) of equity method investee	(69)	(676)	607	(90)%	4	(606)	610	(101)%
Net Loss Attributable to Common Stockholders	$(23,821)	$(25,338)	$1,517	(6)%	$(36,849)	$(40,488)	$3,639	(9)%
Other Comprehensive Income (Loss)	(552)	13	(565)	(4,346)%	(1,958)	185	(2,143)	(1,158)%
Comprehensive Loss Attributable to Common Stockholders	$(24,373)	$(25,325)	$952	(4)%	$(38,807)	$(40,303)	$1,496	(4)%

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

We recognized $(1.0) million and $1.1 million of revenue for the three and six months ended June 30, 2026, respectively. The revenue mostly consisted of performance on the SK On R&D license, line installation agreement, and electrolyte supply agreement with SK On (collectively, the “SK On Agreements”). During the second quarter of 2026, we completed the line installation agreement and received the associated final milestone payment. We recorded a $1.2 million reversal of previously recognized revenue through a cumulative catch-up adjustment. The adjustment was driven by a change in assumptions connected to our constraint on variable consideration within certain milestone payments under the SK On R&D license agreement.

We recognized $0.7 million and $1.7 million of government grant income for the three and six months ended June 30, 2026. Government grant income consists of grant income from the Assistance Agreement. The Assistance Agreement provides that the DOE will provide us with funding of up to $50 million for our installation of equipment necessary for the continuous production of sulfide-based solid electrolyte material. During the three and six months ended June 30, 2026, we continued construction of the continuous electrolyte production pilot line.

Total revenue and grant income decreased $7.8 million and $10.8 million for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 largely due to the timing of performance milestones achieved under our customer arrangements in the prior year and, to a lesser extent, the $1.2 million cumulative catch-up adjustment. For the remainder of 2026, we expect revenue recognition to continue to decrease relative to prior year periods as we focus on our construction of the continuous electrolyte production pilot line, and provide electrolyte to our partners and customers.

Operating Expenses

Operating expenses decreased $3.4 million and $4.0 million in the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 primarily due to the reduction in spend on the SK On Agreements as the milestone achievements were larger in the prior year.

Direct Costs

Direct costs, which include labor, subcontractor, and material costs incurred in support of revenue-generating projects, decreased $6.3 million and $5.5 million for the three and six months ended June 30, 2026 compared to the same periods in 2025. The decrease was mainly driven by the timing of milestone achievements under our collaborative agreements.

Research and Development

Research and development expenses consist of employee compensation and benefits for personnel engaged in research, engineering, manufacturing, chemistry, and technical operations. Research and development expenses also include costs related to our facilities and depreciation associated with plant and equipment used in our development activities.

Research and development expenses did not change materially for the three and six months ended June 30, 2026 compared to the same period in 2025.

Selling, General and Administrative

Selling, general and administrative expenses are largely comprised of employee compensation and personnel-related costs for our administrative functions as well as costs driven by insurance and regulatory requirements. Selling, general and administrative expenses increased $1.9 million and $1.7 million in the three and six months ended June 30, 2026 compared to the same periods in 2025. This increase was driven by higher tax and facilities-related costs and timing of spend on strategic consulting projects.

Nonoperating Income and Expense

Nonoperating income and expense includes interest income, the non-cash impact from the change in the fair value of our warrant liabilities, and other immaterial income and expense items. For the three and six months ended June 30, 2026, nonoperating income and expense increased $6.5 million and $11.0 million compared to the same periods in 2025 due to the change in fair value of warrant liabilities and the change in interest income earned.

The change in the fair value of warrant liabilities for the three months ended June 30, 2026 caused a $2.3 million gain compared to the three months ended June 30, 2025 where the change in the fair value caused a loss of $3.2 million. The change in the fair value of warrant liabilities for the six months ended June 30, 2026 caused a $11.9 million gain compared to the six months ended June 30, 2025 where the change in the fair value caused a gain of $2.7 million.

Interest income earned increased $0.9 million and $1.3 million for the three and six months ended June 30, 2026 compared to the same period in 2025 which was driven by the increase in the available-for-sale securities available to earn interest.

Liquidity and Capital Resources

Sources of Liquidity

The sale of equity has historically been our primary source of cash, with a smaller portion of cash coming from achievement of performance milestones under agreements with our partners and government contracts. We also receive cash from the interest earned on our available-for-sale securities.

As of June 30, 2026 and December 31, 2025, we had total liquidity, as set forth below:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$24,284	$21,607
Available-for-sale securities	395,042	314,843
Total liquidity	$419,326	$336,450

As of June 30, 2026, total liquidity, which includes all cash and cash equivalents as well as our available-for-sale securities, was $419.3 million, an increase of $82.9 million compared to December 31, 2025. As of June 30, 2026, contract assets and accounts receivables were $3.2 million, total current liabilities were $17.2 million, and we continued to have no debt.

Short-Term Liquidity Requirements

Our short-term liquidity requirements include operating and capital expenses needed to further our research and development programs and to install our continuous electrolyte production pilot line. We anticipate that our most significant capital expenditures for the remainder of the year will relate to construction of our continuous electrolyte production pilot line as well as improvements to our cell development capabilities. We believe that our cash, cash equivalents, and available-for-sale securities are sufficient to meet our operating cash needs and working capital and capital expenditure requirements for a period of at least the next 12 months.

Long-Term Liquidity Requirements

Longer term, we may require additional liquidity prior to being able to generate adequate cash flows from electrolyte sales and/or licensing activities. We also may require funding if there are material changes to our business conditions or other developments, including changes to our operating plan; development progress or delays; negotiations with OEMs, cell manufacturers, or other customers; market adoption of EVs or other markets; supply chain challenges; competitive pressures; government regulations, including tariffs; and inflation. To the extent that our resources, including our ability to use the ATM to generate additional proceeds, are insufficient to satisfy our cash requirements, we may need to seek equity or debt financing. We also may opportunistically seek to enhance our liquidity through equity or debt financing, if such financing becomes available to us on terms that we consider favorable. If financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, which may adversely affect our development, business, operating results, financial condition and prospects.

At-the-Market Offering

On September 5, 2025, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”), with respect to the ATM under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Oppenheimer.

During the three and six months ended June 30, 2026, we did not sell any shares of common stock under the Distribution Agreement. As of June 30, 2026, approximately $58.8 million remained available for future sales under the Distribution Agreement.

Stock Repurchase Program

On January 23, 2024, we announced that our Board approved a stock repurchase program authorizing us to purchase up to $50 million of our outstanding common stock.  During the six months ended June 30, 2025, we repurchased 3,361,396 shares of common stock at an average price of $1.05 per share for an aggregate cost of approximately $3.53 million. The stock repurchase program expired on December 31, 2025.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash and cash equivalents used in operating activities	$(27,173)	$(40,734)
Net cash and cash equivalents (used in) provided by investing activities	$(89,619)	$45,073
Net cash and cash equivalents provided by (used in) financing activities	$119,469	$(3,504)

Cash used in operating activities:

Cash used in operating activities for the six months ended June 30, 2026 decreased by $13.6 million compared to the six months ended June 30, 2025. This decrease was driven by the timing of our payments under annual contracts, which shifted from a beginning-of-year payment schedule to an end-of-year payment schedule, and higher collections from our partners, which increased by $4.5 million during the six months ended June 30, 2026 compared to the same period in the prior year.

The decrease was also attributable to cash used for employee compensation and related benefit costs, including the payment of annual performance-based incentive compensation. Cash used for employee compensation decreased by $1.7 million during the six months ended June 30, 2026 compared to the same period in the prior year.

Other cash used in operating activities during the six months ended June 30, 2026 related to facility operating costs, purchases of materials from suppliers, and hazardous waste removal. We expect cash used in operating activities for the remainder of the year to remain consistent on a quarterly basis as we continue to achieve our development objectives and focus on driving electrolyte product competitiveness.

Cash provided by (used in) investing activities:

Cash used in investing activities increased by $134.7 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to changes in our proceeds from and purchases of available-for-sale securities and changes in capital expenditures.

Purchases of available-for-sale security activity increased $143.8 million in the six months ending June 30, 2026 compared to the same period in prior year. This change was driven by deployment of $121.3 million of proceeds, net of fees and expenses, from the registered direct offering into our investment portfolio.

Cash used for capital expenditures and intangibles increased $2.2 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to timing of milestone payments on our capital projects. We anticipate cash used in investing for capital expenditures for the remainder of the year to increase as we continue to construct the continuous electrolyte production pilot line.

Cash provided by (used in) financing activities:

Cash provided by financing activities increased $123.0 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was due to the proceeds of $121.3 million, net of fees and expenses, from the registered direct offering.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Estimates

Except as set forth below, there have been no significant and material changes in our critical accounting policies and use of estimates during the six months ended June 30, 2026 as compared to those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the 2025 Form 10-K.

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

If we were to change our judgments or estimates, it could cause a material increase or decrease in the amount of revenue or deferred revenue that we report in a particular period. The difference would be recorded as a cumulative catch-up adjustment and could result in the reversal of previously recognized revenue.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2026 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, prospects, reputation, results of operations, and financial condition, as well as the price of our common stock and warrants, can be affected by a number of factors, whether currently known or unknown, including those described in “Part I, Item 1A. Risk Factors” of the 2025 Form 10-K, may be further updated or amended in future filings we make with the SEC. When any one or more of these risks materialize from time to time, our business, reputation, results of operations, and financial condition, as well as the price of our common stock and warrants, can be materially and adversely affected. There have been no material changes to our risk factors since the 2025 Form 10-K.

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

Date: August 5, 2026	Solid Power, Inc.

By:	/s/ John Van Scoter
Name:	John Van Scoter
Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Linda Heller
Name:	Linda Heller
Title:	Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)