Form 10-Q
period 2026-09-30
Solid Power, Inc.
filed 2026-11-04
CIK 1844862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

229,188,332 shares of common stock were issued and outstanding as of November 2, 2026.

SOLID POWER, INC.

FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. References in this Report to “Solid Power,” “the Company,” “we,” “us,” and “our” refer to Solid Power, Inc. and its consolidated subsidiaries. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report, regarding our technology, future financial performance, strategy, business model, expansion plans, including plans related to the expansion of our electrolyte production capabilities, potential new joint ventures and anticipated collaboration agreements, market opportunity, operations, and operating results, estimated revenues or losses, projected costs and cost reductions, future prospects, and plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “will,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project,” “outlook,” “seek,” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report. We caution you that the forward-looking statements contained herein are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

In addition, we caution you that the forward-looking statements regarding the Company contained in this Report are subject to the following factors:

●	risks relating to the uncertainty of the success of our research and development efforts, including our ability to achieve the technological objectives or results that our partners require and our ability to commercialize our technology in advance of competing technologies and our competitors;
●	risks relating to our status as a research and development stage company with a history of financial losses with an expectation of incurring significant expenses and continuing losses for the foreseeable future, including execution of our business plan and the timing of expected business milestones, and our ability to achieve profitability;
●	risks relating to the non-exclusive nature of our partnerships, our ability to secure new business relationships, and our ability to manage these relationships;

●	our ability to negotiate and enter into potential joint venture arrangements and new or amended collaboration or other commercial agreements with our partners and customers on commercially reasonable terms and within anticipated timeframes;
●	broad market adoption of EVs and other technologies where we are able to deploy our technology, if developed successfully, and related commercial demand for all-solid-state batteries incorporating our electrolyte;
●	our success attracting and retaining our executive officers, key employees, and other qualified personnel;
●	our ability to protect and maintain our owned and exclusively-licensed intellectual property, including in jurisdictions outside of the United States;
●	our ability to secure government contracts and grants, changes in government priorities with respect to our government contracts and grants or government funding reductions or delays, and the availability of government subsidies and economic incentives;
●	delays or difficulties in financing, permitting, constructing, commissioning, or operating facilities, whether by us or through partners or joint ventures, that meet our short-term research and development and long-term commercial-scale electrolyte production requirements, or in ramping production at such facilities to achieve anticipated capacity, production volumes, yields, quality, and cost reductions;
●	changes in applicable laws or regulations, including tariffs;
●	risks relating to, and potential liabilities resulting from, our information technology infrastructure and data security incidents, threats, breaches, or attacks;
●	risks relating to other economic, business, or competitive factors in the United States and other jurisdictions, including supply chain interruptions and changes in market conditions, and our ability to manage these risks and uncertainties; and
●	those factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as they may be updated or amended in future filings we make with the Securities and Exchange Commission (“SEC”).

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Solid Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and number of shares)

	September 30, 2026
	(Unaudited)	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$23,278	$21,607
Restricted cash	280	—
Marketable securities	211,996	229,177
Accounts receivable	6,166	2,155
Contract assets	—	7,490
Prepaid expenses and other current assets	5,853	6,998
Total current assets	247,573	267,427
Long-Term Assets
Property, plant and equipment, net	81,114	86,318
Right-of-use operating lease assets, net	6,023	6,727
Investments	163,600	86,997
Intangible assets, net	2,151	2,166
Other assets	740	1,059
Loan receivable from equity method investee	4,223	4,398
Total long-term assets	257,851	187,665
Total assets	$505,424	$455,092
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities
Accounts payable and other accrued liabilities	7,172	8,521
Deferred revenue	3,091	198
Deferred revenue from related parties	—	172
Accrued compensation	7,153	7,043
Operating lease liabilities	938	861
Warrant liabilities	418	—
Total current liabilities	18,772	16,795
Long-Term Liabilities
Warrant liabilities	—	13,881
Operating lease liabilities	6,362	7,129
Other liabilities	1,091	1,113
Total long-term liabilities	7,453	22,123
Total liabilities	26,225	38,918
Mezzanine Equity
Mezzanine Equity	427	470
Stockholders’ Equity
Common Stock, $0.0001 par value; 2,000,000,000 shares authorized; 228,276,970 and 201,181,175 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	23	20
Additional paid-in capital	817,238	690,234
Accumulated deficit	(335,979)	(274,904)
Accumulated other comprehensive income (loss)	(2,510)	354
Total stockholders’ equity	478,772	415,704
Total liabilities, mezzanine equity and stockholders’ equity	$505,424	$455,092

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues and Grant Income
Revenue	$243	$3,732	$1,331	$15,342
Grant income	981	828	2,698	2,774
Total revenue and grant income	1,224	4,560	4,029	18,116
Operating Expenses
Direct costs	2,530	3,632	8,197	14,790
Research and development	18,724	18,276	55,835	55,639
Selling, general and administrative	9,810	7,074	26,471	22,008
Total operating expenses	31,064	28,982	90,503	92,437
Operating Loss	(29,840)	(24,422)	(86,474)	(74,321)
Nonoperating Income and Expense
Interest income	3,976	3,050	12,160	9,887
Change in fair value of warrant liabilities	1,572	(3,464)	13,463	(802)
Interest expense	(2)	(6)	(209)	(21)
Other income (expense)	52	(58)	(23)	(732)
Total nonoperating income and expense	5,598	(478)	25,391	8,332
Pretax Loss	$(24,242)	$(24,900)	$(61,083)	$(65,989)
Income tax expense (income)	1	360	6	365
Share of net loss (income) of equity method investee	110	607	114	1
Net Loss Attributable to Common Stockholders	$(24,353)	$(25,867)	$(61,203)	$(66,355)
Other Comprehensive Income (Loss)	(905)	161	(2,864)	346
Comprehensive Loss Attributable to Common Stockholders	$(25,258)	$(25,706)	$(64,067)	$(66,009)
Basic and diluted loss per share	$(0.11)	$(0.14)	$(0.27)	$(0.37)
Weighted average shares outstanding – basic and diluted	228,196,750	182,350,071	223,863,664	181,369,650

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Income (Loss)	Equity
Balance as of December 31, 2025	201,181,175	$20	$690,234	$(274,904)	$354	$415,704
Net loss	—	—	—	(13,028)	—	(13,028)
Withholding of employee taxes related to stock-based compensation	—	—	(358)	—	—	(358)
Shares of common stock issued for vested RSUs	488,734	—	—	—	—	—
Stock options exercised	42,494	—	6	—	—	6
Stock-based compensation expense	—	—	2,706	—	—	2,706
Remeasurement of mezzanine equity	—	—	—	97	—	97
Unrealized gain on available-for-sale securities	—	—	—	—	(1,407)	(1,407)
Proceeds from the registered direct offering, net of offering costs, commissions, and fees of $8,664	22,807,018	2	121,334	—	—	121,336
Balance as of March 31, 2026	224,519,421	$22	$813,922	$(287,835)	$(1,053)	$525,056
Net loss	—	—	—	(23,821)	—	(23,821)
Shares of common stock issued under the ESPP	151,197	—	370	—	—	370
Withholding of employee taxes related to stock-based compensation	—	—	(2,476)	—	—	(2,476)
Shares of common stock issued for vested RSUs	2,546,622	1	—	—	—	1
Stock-based compensation expense	—	—	3,133	—	—	3,133
Remeasurement of mezzanine equity	—	—	—	24	—	24
Unrealized gain on available-for-sale securities	—	—	—	—	(552)	(552)
Proceeds from the registered direct offering, net of offering costs, commissions, and fees of $8,654	—	—	8	—	—	8
Balance as of June 30, 2026	227,217,240	$23	$814,957	$(311,632)	$(1,605)	$501,743
Net loss	—	—	—	(24,353)	—	(24,353)
Withholding of employee taxes related to stock-based compensation	—	—	(592)	—	—	(592)
Shares of common stock issued for vested RSUs	1,059,730	—	—	—	—	—
Stock-based compensation expense	—	—	2,873	—	—	2,873
Remeasurement of mezzanine equity	—	—	—	6	—	6
Unrealized gain on available-for-sale securities	—	—	—	—	(905)	(905)
Balance as of September 30, 2026	228,276,970	$23	$817,238	$(335,979)	$(2,510)	$478,772

	Common Stock
			Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	paid-in capital	deficit	Comprehensive Income (Loss)	Equity
Balance as of December 31, 2024	180,364,028	$18	$591,394	$(181,171)	$39	$410,280
Net loss	—	—	—	(15,151)	—	(15,151)
Withholding of employee taxes related to stock-based compensation	—	—	(261)	—	—	(261)
Shares of common stock issued for vested RSUs	551,828	—	—	—	—	—
Stock options exercised	1,532,420	—	181	—	—	181
Stock-based compensation expense	—	—	1,830	—	—	1,830
Remeasurement of mezzanine equity	—	—	—	20	—	20
Unrealized loss on available-for-sale securities	—	—	—	—	173	173
Balance as of March 31, 2025	182,448,276	$18	$593,144	$(196,302)	$212	$397,072
Net loss	—	—	—	(25,338)	—	(25,338)
Shares of common stock issued under the ESPP	180,091	—	156	—	—	156
Withholding of employee taxes related to stock-based compensation	—	—	(298)	—	—	(298)
Shares of common stock issued for vested RSUs	1,096,546	—	—	—	—	—
Stock options exercised	350,757	—	478	—	—	478
Repurchase and retirement of shares of common stock	(3,361,396)	—	(3,537)	—	—	(3,537)
Stock-based compensation expense	—	—	2,153	—	—	2,153
Remeasurement of mezzanine equity	—	—	—	(68)	—	(68)
Unrealized loss on available-for-sale securities	—	—	—	—	13	13
Balance as of June 30, 2025	180,714,274	$18	$592,096	$(221,708)	$225	$370,631
Net loss	—	—	—	(25,867)	—	(25,867)
Withholding of employee taxes related to stock-based compensation	—	—	(179)	—	—	(179)
Shares of common stock issued for vested RSUs	377,016	—	—	—	—	—
Stock options exercised	646,463	—	1,207	—	—	1,207
Stock-based compensation expense	—	—	2,484	—	—	2,484
Remeasurement of mezzanine equity	—	—	—	(135)	—	(135)
Unrealized loss on available-for-sale securities	—	—	—	—	160	160
Proceeds from the ATM, net of offering costs, commissions, and fees of $1,201	8,471,849	1	32,893	—	—	32,894
Balance as of September 30, 2025	190,209,602	$19	$628,501	$(247,710)	$385	$381,195

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Solid Power, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(61,203)	$(66,355)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	14,266	13,770
Amortization of right-of-use assets	870	1,071
Loss on sales of property, plant and equipment, net	198	574
Share of net loss (income) of equity method investee	114	1
Stock-based compensation expense	8,712	6,467
Change in fair value of warrant liabilities	(13,463)	802
Accretion of discounts on other long-term liabilities	52	49
Accretion of loan receivable from equity method investee	(107)	(97)
Amortization of premiums and accretion of discounts on available-for-sale securities	(2,099)	(3,579)
Loss on change in assessment of finance lease purchase options	—	84
Impairment loss on abandoned patents	—	748
Change in operating assets and liabilities that provided (used) cash and cash equivalents:
Accounts receivable	488	(5,597)
Contract assets	7,490	—
Prepaid expenses and other current assets and other assets	1,590	2,360
Accounts payable and other accrued liabilities	(2,423)	(121)
Deferred revenue	2,893	(2,714)
Deferred revenue from related parties	(172)	—
Accrued compensation	(482)	(1,684)
Operating lease liabilities	(691)	(781)
Net cash and cash equivalents used in operating activities	(43,967)	(55,002)
Cash Flows from Investing Activities
Purchases of property, plant and equipment, net	(12,609)	(5,614)
Purchases of available-for-sale securities	(293,611)	(158,770)
Proceeds from sales of available-for-sale securities	233,246	211,085
Cash received on loan receivable from equity method investee	142	—
Purchases of intangible assets	—	(602)
Net cash and cash equivalents (used in) provided by investing activities	(72,832)	46,099
Cash Flows from Financing Activities
Proceeds from exercise of stock options	6	1,866
Proceeds from issuance of shares of common stock under the ESPP	370	156
Cash paid for withholding of employee taxes related to stock-based compensation	(2,834)	(736)
Repurchase of shares of common stock	—	(3,592)
Payments on finance lease liabilities	(137)	(232)
Proceeds from the ATM, net of commissions and fees	—	33,412
Offering costs for the issuance of common stock under the ATM	—	(98)
Proceeds from the registered direct offering, net of fees	121,345	—
Net cash and cash equivalents provided by financing activities	118,750	30,776

Net increase in cash and cash equivalents and restricted cash	1,951	21,873
Cash and cash equivalents and restricted cash at beginning of period	21,607	25,413
Cash and cash equivalents and restricted cash at end of period	23,558	47,286

Supplemental information
Cash paid for interest	$209	$21
Accrued capital expenditures	1,240	1,933
Accrued intangibles	—	155
Unpaid reimbursements on capital expenditures	4,500	242
Accrued offering costs for the issuance of common stock under the ATM	—	421
Accrued withholding of employee taxes related to stock-based compensation	592	—
Accrued excise tax on stock repurchases	—	35

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

Out of period adjustment

During the current period, the Company identified an understatement of value-added tax (“VAT”) expense of $1.3 million, originating in 2024. The Company concluded that the error was not material to any previously issued financial statements and recorded an out-of-period adjustment during the three months ended September 30, 2026. The adjustment had no impact on cash, cash equivalents, or net cash used in operating activities.

Revenue and Grant Income

The Company assesses all collaborative arrangements to determine whether the agreement should be recorded in accordance with Accounting Standards Codification (“ASC”) 808 – Collaborative Arrangements. Collaborative arrangements involve two or more parties who are active participants and meet the following components: both parties are exposed to significant risks and rewards, and both parties are dependent on the commercial success of the efforts under the contract. Revenue recognition is recorded by analogy to ASC 606 – Revenue from Contracts with Customers. The Company’s agreements with SK On Co., Ltd. (such agreements, the “SK On Agreements”) meet the criteria of collaborative arrangements. Amounts received for these products and services are classified as Revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recognizes revenue utilizing the cost-to-cost method as management believes this method best reflects the progress towards fulfillment of the performance obligation. The Company expenses contract fulfillment costs as incurred.

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

Restricted Cash

Restricted cash is pledged as security for a customs bond arrangement. The restricted cash serves as collateral for obligations associated with the Company’s import activities and is not available for immediate use until the underlying collateral requirements are satisfied. Restricted cash is classified as current assets based on the contractual or estimated term of the remaining restriction.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$23,278	$21,607
Restricted cash	280	—
Total cash and cash equivalents and restricted cash	$23,558	$21,607

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

Note 3 – Property, Plant and Equipment, Net

Property, plant and equipment, net are summarized as follows:

	September 30, 2026	December 31, 2025
Production equipment	$43,283	$43,203
Laboratory equipment	17,960	15,287
Leasehold improvements	73,334	73,369
Furniture and computer equipment	4,711	4,711
Construction in progress	12,912	6,858
Total cost	152,200	143,428
Accumulated depreciation	(71,086)	(57,110)
Property, plant and equipment, net	$81,114	$86,318

Depreciation expenses for dedicated laboratory equipment and production equipment are charged to research and development. Office equipment, leasehold improvements, software, and computer equipment related depreciation expenses are allocated between research and development and selling, general and administrative expenses based on the nature of its use.

Depreciation expense related to property, plant and equipment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$4,770	$4,623	$14,250	$13,754

As of September 30, 2026, the Company had completed and placed into service all assets related to the cell safety abuse lab and EIC. During the period ended September 30, 2026, the Company had nearly completed construction of its continuous electrolyte production pilot line (MOBIUS™) and began activities necessary for the line to be ready for its intended use; therefore, all capitalized spend remained in construction in progress. Construction in progress related to property, plant and equipment is summarized as follows:

Construction in progress	September 30, 2026	December 31, 2025
Continuous electrolyte pilot manufacturing line (MOBIUS™)	$12,489	$5,214
Cell safety abuse lab	—	94
EIC	—	111
Other capital projects	423	1,439
Total	$12,912	$6,858

Note 4 – Intangible Assets

Intangible assets are summarized as follows:

	September 30, 2026		December 31, 2025
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Licenses	$149	(84)	$149	$(78)
Patents	261	(35)	261	(25)
Patents pending	1,813	—	1,813	—
Trademarks	13	—	13	—
Trademarks pending	34	—	33	—
Total amortizable intangible assets	$2,270	$(119)	$2,269	$(103)

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$5	$5	$16	$16

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

Note 5 – Revenue and Grant Income

The Company receives revenue and grant income from both government and non-government entities. Government revenue and grant income includes both revenue and grant income from collaborative arrangements. Non-government revenue includes both revenue from collaborative arrangements and electrolyte sales. The table below sets forth revenue and grant income by type for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Government - revenue	$-	$762	$128	$1,930
Government - grant income	981	828	2,698	2,774
Non-government revenue	243	2,970	1,203	13,412
Total revenue and grant income	$1,224	$4,560	$4,029	$18,116

Note 6 – Fair Value Measurements

The carrying amount of certain financial instruments, such as cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities. The difference between the amortized cost and fair value of available-for-sale securities as of September 30, 2026 and December 31, 2025 was not material.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table summarizes the asset type, balance sheet classification, maturity, and value of the Company’s marketable securities and investments in the Condensed Consolidated Balance Sheets.

Assets	Balance Sheet Classification	Maturity	September 30, 2026	December 31, 2025
Commercial Paper	Marketable securities	Due in 1 year or less	$48,782	$62,166
Corporate Bonds	Marketable securities	Due in 1 year or less	128,370	122,941
Government Bonds	Marketable securities	Due in 1 year or less	27,841	39,053
U.S. Treasuries	Marketable securities	Due in 1 year or less	7,003	5,017
	Total Marketable securities		$211,996	$229,177

Corporate Bonds	Investments	Due in 1 year to 5 years	$147,865	$63,187
Government Bonds	Investments	Due in 1 year to 5 years	14,422	22,479
Equity Method Investment	Investments		1,313	1,331
	Total Investments		$163,600	$86,997

See Note 2 – Significant Accounting Policies to the Company’s financial statements included in the 2025 Form 10-K, as supplemented by the Notes, for information regarding Levels 1 through Level 3 inputs.

As of September 30, 2026 and December 31, 2025, the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis were classified within the fair value hierarchy as follows:

		September 30, 2026
		Level 1	Level 2	Level 3	Total
Assets	Balance Sheet Classification
Commercial Paper	Marketable securities	$48,782	$—	$—	$48,782
Corporate Bonds	Marketable securities	$128,370	$—	$—	$128,370
Government Bonds	Marketable securities	$27,841	$—	$—	$27,841
U.S. Treasuries	Marketable securities	$7,003	$—	$—	$7,003
Corporate Bonds	Investments	$147,865	$—	$—	$147,865
Government Bonds	Investments	$14,422	$—	$—	$14,422
Bifurcated embedded derivative	Loan receivable from equity method investee	$—	$—	$584	$584

Liabilities
Public Warrants	Warrant liabilities	$324	$—	$—	$324
Private Placement Warrants	Warrant liabilities	$—	$94	$—	$94

		December 31, 2025
		Level 1	Level 2	Level 3	Total
Assets	Balance Sheet Classification
Commercial Paper	Marketable securities	$62,167	$—	$—	$62,167
Corporate Bonds	Marketable securities	$122,941	$—	$—	$122,941
Government Bonds	Marketable securities	$39,053	$—	$—	$39,053
U.S. Treasuries	Marketable securities	$5,017	$—	$—	$5,017
Corporate Bonds	Investments	$63,187	$—	$—	$63,187
Government Bonds	Investments	$22,479	$—	$—	$22,479
Bifurcated embedded derivative	Loan receivable from equity method investee	$—	$—	$584	$584

Liabilities
Public Warrants	Warrant liabilities	$9,911	$—	$—	$9,911
Private Placement Warrants	Warrant liabilities	$—	$3,970	$—	$3,970

The change in fair value of the Company’s marketable securities and investments are included in Other Comprehensive Income (Loss) in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). There were no transfers in and out of Level 3 fair value hierarchy during the three and nine months ended September 30, 2026 or year ended December 31, 2025. During the nine months ended September 30, 2026 and 2025, the Company purchased $293,611 and $158,770 of available-for-sale securities, respectively.

Fair Value of Bifurcated Embedded Derivative

The fair value of the bifurcated embedded derivative (the “Derivative”) has been estimated using the with-and-without method as of September 30, 2026 using Level 3 unobservable inputs and Level 2 directly or indirectly observable inputs, including estimated credit rating, risk-free interest rates, and expected future cash flows. Material increases or decreases in any of those inputs may result in a significantly higher or lower fair value measurement. See Note 12 – Related Party Transactions for more information.

Fair Value of Public Warrants and Private Placement Warrants

The fair value of the private placement warrants issued as part of the Company’s business combination in 2021 (the “Private Placement Warrants”) have been estimated using a Black-Scholes model as of September 30, 2026 and December 31, 2025. The estimated fair value of the Private Placement Warrants is determined using Level 2 directly or indirectly observable inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s publicly-traded warrants (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”) and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Warrants. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Stock Market, a Level 1 input.

The following table provides quantitative information regarding Level 2 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates.

	September 30, 2026	December 31, 2025
Exercise price	$11.50	$11.50
Stock price	$2.38	$4.25
Volatility	170.0%	114.5%
Term (in years)	0.19	0.94
Risk-free rate	4.05%	3.43%

The following table provides a roll forward (per Warrant) of the Public Warrants measured at fair value using Level 1 inputs and Private Placement Warrants measured at fair value using Level 2 inputs.

	Public Warrants	Private Placement Warrants
	Level 1 Fair Value	Level 2 Fair Value
December 31, 2025	$0.71	$0.74
Change in fair value	$(0.49)	$(0.52)
March 31, 2026	$0.22	$0.22
Change in fair value	$(0.12)	$(0.12)
June 30, 2026	$0.10	$0.10
Change in fair value	$(0.08)	$(0.08)
September 30, 2026	$0.02	$0.02

See Note 7 – Warrants for more information.

Note 7 – Warrants

Public Warrants and Private Placement Warrants

The table below provides a summary of the outstanding Public and Private Placement Warrants classified as a liability.

	September 30, 2026	December 31, 2025
Public Warrants	15,058,647	13,958,836
Private Placement Warrants	4,274,656	5,374,467

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

None of the Private Placement Warrants are redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. The table below provides the fair value of warrant liabilities at:

	September 30, 2026	December 31, 2025
Fair value of warrant liabilities	$418	$13,881

The table below provides the gain (loss) recognized in connection with changes in fair value of warrant liabilities at:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain (Loss) recognized associated with warrant liabilities	$1,572	$(3,464)	$13,463	$(802)

There have been no changes to the terms of the Public or Private Placement Warrants disclosed in the 2025 Form 10-K.

Pre-Funded Warrants and Common Warrants

In January 2026, the Company issued pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 5,807,018 shares of common stock and warrants (the “Common Warrants”) to purchase up to an aggregate of 45,614,036 shares of common stock. As of September 30, 2026, there were no Pre-Funded Warrants outstanding and there were Common Warrants to purchase an aggregate of 45,614,036 shares of common stock outstanding. The Common Warrants are classified in equity and are not measured at fair value and are not remeasured each reporting period. See Note 8 – Stockholders’ Equity for additional information.

Note 8 – Stockholders’ Equity

Common Stock

Stock options exercised for common stock and shares of common stock issued upon vesting of restricted stock units (“RSUs”) for the three and nine months ended September 30, 2026 and 2025 are summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options exercised	—	646,463	42,494	2,529,640
Shares of common stock issued under the ESPP	—	—	151,197	180,091
Shares of common stock issued for vested RSUs	1,059,730	377,016	4,095,086	2,025,390
Shares of common stock issued under the ATM	—	8,471,849	—	8,471,849
Shares of common stock repurchased	—	—	—	(3,361,396)

The table below presents the cash received or paid associated with common stock related activities for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash received from stock options exercised	$—	$1,207	$6	$1,866
Cash received from shares of common stock issued under the ESPP	—	—	370	156
Cash received from shares of common stock issued under the ATM	—	33,412	—	33,412
Cash paid for shares of common stock repurchased	—	—	—	(3,592)

At-the-Market Offering

On September 5, 2025, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”), with respect to an at-the-market offering program (the “ATM”) under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150,000 through Oppenheimer. During the three and nine months ended September 30, 2026, the Company did not sell any shares of common stock under the Distribution Agreement. During the three months ended September 30, 2025, the Company sold 8,471,849 shares of common stock at an average price of $4.02 per share under the Distribution Agreement, raising gross proceeds of $34,094 before deducting offering costs, commissions, and fees. Net proceeds to the Company totaled $32,894 after deducting offering costs, commissions, and fees. As of September 30, 2026, approximately $58,785 remained available for future sales under the Distribution Agreement.

Registered Direct Offering

On January 28, 2026, the Company entered into a securities purchase agreement with a single sector-focused institutional investor for the direct offering of 17,000,000 shares of its common stock, Pre-Funded Warrants to purchase an aggregate of 5,807,018 shares of common stock, and Common Warrants to purchase up to an aggregate of 45,614,036 shares of common stock. The common stock was purchased at a price of $5.70 per share of common stock and accompanying two Common Warrants and the Pre-Funded Warrants were purchased at a price of $5.6999 per Pre-Funded Warrant and accompanying two Common Warrants. The Common Warrants issued are immediately exercisable at an exercise price of $7.25 per share and will expire on January 31, 2033. Proceeds, net of fees and expenses, received by the Company totaled $121,345. Issuance costs totaled $8,654 and are recorded in additional paid-in capital. The Company intends to use the net proceeds from the registered direct offering for working capital and general corporate purposes. As of September 30, 2026, all Pre-Funded Warrants have been exercised and all proceeds to the Company are recorded in additional paid-in capital.

Stock Repurchase Program

On January 23, 2024, the Company announced that its Board of Directors approved a stock repurchase program (“Program”) authorizing the Company to purchase up to $50,000 of the Company’s outstanding common stock. The Program expired on December 31, 2025.

The table below presents the number of shares repurchased and retired, the principal, commissions, and total cash paid to repurchase and retire shares of common stock, the excise tax, and the average purchase price per share for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Repurchased and retired shares of common stock	—	3,361,396
Principal paid to repurchase and retire shares of common stock	—	3,525
Commissions paid to repurchase and retire shares of common stock	—	67
Total cash paid to repurchase and retire shares of common stock	—	(3,592)
Excise tax accrued	—	35
Average price paid per share (including commissions)	$—	$1.07

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

For the three and nine months ended September 30, 2026 and 2025, the Company recognized compensation costs totaling:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation costs related to RSUs	$2,432	$1,845	$7,315	$4,333
Stock-based compensation costs related to stock options	356	560	1,096	1,917
Stock-based compensation costs related to the ESPP	85	78	301	217
Total stock-based compensation costs	$2,873	$2,483	$8,712	$6,467

Unrecognized future compensation costs as of September 30, 2026 were $23,621. The Company expects to recognize the future compensation cost over a weighted-average period of 2.7 years, amortized over a straight-line basis.

The following table summarizes the Company’s award activity for RSUs and stock options for the three and nine months ended September 30, 2026:

	RSUs	Stock Options
Balance at December 31, 2025	13,328,190	12,320,074
Granted	65,325	—
Vested or Exercised	(572,465)	(42,494)
Forfeited	(39,896)	—
Expired	—	—
Balance at March 31, 2026	12,781,154	12,277,580
Granted	4,087,324	—
Vested or Exercised	(3,138,140)	—
Forfeited	(411,100)	—
Expired	—	—
Balance at June 30, 2026	13,319,238	12,277,580
Granted	41,464	—
Vested or Exercised	(1,320,376)	—
Forfeited	(451,970)	—
Expired	—	(240,885)
Balance at September 30, 2026	11,588,356	12,036,695

Restricted Stock Grants to Dahae Executives

On October 21, 2024, the Company issued 298,508 shares of restricted stock to two executive employees of Dahae pursuant to the provisions of Regulation S under the Securities Act of 1933, as amended. This issuance was not under any existing plan. The restricted stock vests over a four-year period, subject to forfeiture upon the applicable stockholder ceasing to provide services to Dahae or upon Dahae’s default on the financing instruments entered into between the Company and Dahae on October 21, 2024. As of September 30, 2026, 195,084 shares vested. Stock-based compensation expense is recognized within Share of net income (loss) of equity method investee in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). No additional shares of restricted stock are authorized for issuance to Dahae executives.

Note 10 – Basic and Diluted Loss Per Share

The table below sets forth the basic and diluted loss per share calculation for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(24,353)	$(25,867)	$(61,203)	$(66,355)
Weighted average shares outstanding – basic and diluted	228,196,750	182,350,071	223,863,664	181,369,650
Basic and diluted loss per share	$(0.11)	$(0.14)	$(0.27)	$(0.37)

Basic weighted average shares outstanding for the three months ended September 30, 2026 and 2025 include 0 shares issuable upon exercise of the Pre-Funded Warrants. Basic weighted average shares outstanding for the nine months ended September 30, 2026 and 2025 include 589,936 and 0 shares issuable upon exercise of the Pre-Funded Warrants, respectively. Because the Pre-Funded Warrants can be exercised for a nominal exercise price of $0.0001 per share, the shares issuable upon exercise of the Pre-Funded Warrants are deemed to be issued for purposes of calculating basic earnings per share. Due to the net loss for the three and nine months ended September 30, 2026 and 2025, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. The table below sets forth (in shares) potentially dilutive securities excluded from the diluted loss per share calculation.

	Nine Months Ended September 30,
	2026	2025
Public Warrants and Private Placement Warrants	19,333,303	19,333,303
Common Warrants	40,935,673	—
2014 Plan & 2021 Plan - Stock Options	12,204,179	15,504,480
2021 Plan - RSUs	13,056,657	10,487,772
ESPP - Common Stock	170,311	160,732
Restricted stock grants to Dahae executives	127,848	143,461
Total potentially dilutive securities	85,827,971	45,629,748

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

The Company has certain equipment leases classified as finance leases as of September 30, 2026. In the Condensed Consolidated Balance Sheets, the Company records its right-of-use finance lease assets, net within Other assets, records its short-term finance lease liabilities within Accounts payable and other accrued liabilities, and records its long-term finance lease liabilities within Other liabilities.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance lease costs:
Amortization of right-of-use assets	$47	$104	$165	$407
Interest on lease liabilities	2	6	9	21
Operating lease costs	364	376	1,116	1,129
Total lease expense	$413	$486	$1,290	$1,557

The components of cash flow information related to leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating outgoing cash flows – finance leases	$2	$6	$9	$21
Financing outgoing cash flows – finance leases	41	62	137	228
Operating outgoing cash flows – operating leases	349	338	1,048	1,008
Right-of-use assets obtained in exchange for new, modified, and remeasured finance lease liabilities:	—	—	—	(1)
Right-of-use assets obtained in exchange for new, modified, and remeasured operating lease liabilities:	—	—	—	15

The supplemental balance sheet information related to leases is as follows:

September 30, 2026
Finance lease
Weighted-average remaining lease term – finance leases (in years)	1.3
Weighted-average discount rate – finance leases	6.6%
Operating lease
Weighted-average remaining lease term – operating leases (in years)	6.4
Weighted-average discount rate – operating leases	6.3%

As of September 30, 2026, future minimum payments during the next five years and thereafter are as follows:

Fiscal year	Finance Lease	Operating Lease
2026 (remaining three months)	33	355
2027	85	1,448
2028	16	1,494
2029	—	1,548
2030	—	903
Thereafter	—	3,128
Total	134	8,876
Less present value discount	(5)	(1,574)
Total lease liabilities	$129	$7,302

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

BMW paid the Company $20,000 between December 2022 and June 2025, subject to the Company achieving certain milestones. During the three and nine months ended September 30, 2026, the Company recognized $75 of revenue related to its JDA. During the three and nine months ended September 30, 2025, the Company recognized $0 of revenue related to its JDA. In addition, the Company recognized $0 and $92 of revenue for the three and nine months ended September 30, 2026, respectively, from the sale of electrolyte to BMW. During the three and nine months ended September 30, 2025, the Company recognized $39 and $171, respectively, from the sale of certain cell materials and electrolyte to BMW.

Dahae Energy Co., Ltd.

During 2024, the Company entered into a series of transactions with Dahae, a strategic partner in the Republic of Korea. Dahae provides process engineering support for the Company’s pilot cell lines and served as the installer for installation of a pilot cell manufacturing line at SK On’s facility. The transactions included, among other things, a bond (the “Bond”) with detachable warrants (the “Detachable Warrants”) and the Derivative, restricted stock grants to two Dahae executives, and a term loan facility. During the three and nine months ended September 30, 2026, the Company incurred $(199) and $1,471 of costs related to services provided by Dahae, respectively. The negative related party expense recognized during the three months ended September 30, 2026 primarily reflects a foreign currency adjustment and does not represent a refund. During the three and nine months ended September 30, 2025, the Company incurred $2,100 and $10,204 of costs related to services provided by Dahae, respectively.

The Company acquired a 20% equity interest in Dahae for $656 (including $256 of transaction costs) and recorded the investment using the equity method of accounting.

As of September 30, 2026 and December 31, 2025, the Bond had an unamortized discount of $1,689 and $1,796, respectively.

The Company recorded the Detachable Warrants within Investments in the Condensed Consolidated Balance Sheets at a fair value upon acquisition of $607. The Detachable Warrants are fully detachable from the Bond and can be exercised for shares of Dahae’s common stock. If the Company were to exercise the Detachable Warrants in full, the Company would own 40% of the then outstanding shares of common stock of Dahae. As of September 30, 2026 and December 31, 2025, there were no impairments or downward or upward adjustments to Detachable Warrants since acquisition.

The Company granted 298,508 shares of restricted stock to two Dahae executives, of which 195,084 shares vested as of September 30, 2026. The restricted stock grants are subject to redemption at fair value once all shares are fully vested and any financing provided by the Company to Dahae has been repaid. As the restricted stock grants are contingently redeemable at fair value, the restricted stock grants are recorded within Mezzanine Equity in the Condensed Consolidated Balance Sheets. To adjust these grants to redemption amounts at each reporting period, the Company remeasures the grants to their redemption value based on the price of the Company’s common stock, with a corresponding entry to the Company’s retained earnings. The remeasurement for the nine months ended September 30, 2026 and year ended December 31, 2025 was $7 and $323, respectively.

The Company entered into a term loan facility with Dahae. Dahae drew upon the facility on November 3, 2024, with a principal balance of $1,161 issued at par, explicit interest rate of 3%, and maturity date of October 21, 2034. The loan is recorded within Loan receivable from equity method investee in the Condensed Consolidated Balance Sheets.

All financing agreements between the Company and Dahae are collateralized by Dahae’s assets and a minority equity interest in Dahae. The Company has committed to provide up to $2,000 of additional financing to Dahae under the term loan facility. Dahae has not drawn on the equipment financing under the term loan facility. The finance lease agreement expires October 21, 2029.

The table below presents the summarized transactions recorded in the Condensed Consolidated Balance Sheets related to the Company’s equity method investment for the periods presented. The transactions reflected in the table below coupled with the term loan facility of $2,000 represent the maximum loss exposure as a result of the Company’s involvement with Dahae as of September 30, 2026.

	September 30, 2026	December 31, 2025
Bond	$3,343	$3,236
Loan	1,021	1,161
Warrants	607	607
Equity method investment (a)	1,313	724
Mezzanine equity	427	470

(a)	The change in equity method investment from December 31, 2025 to September 30, 2026 reflects the Company’s 20% proportionate share of Dahae’s earnings, which resulted in the recognition of loss of $81 and $29 during the three and nine months ended September 30, 2026, respectively, as well as the currency translation adjustment for the three and nine months ended September 30, 2026 of $419 and $11, respectively, related to the conversion from South Korean Won to U.S. dollar.

The table below presents the summarized transactions recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) related to the Company’s equity method investment for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$78	$76	$232	$223
Share of net income (loss) of equity method investee	(110)	(607)	(114)	(1)
Other comprehensive income (loss)	419	(54)	11	(9)

Note 13 – Income Taxes

The Company’s effective tax rate was 0% and (1.4)% for the three months ended September 30, 2026 and 2025, respectively, as a result of withholding tax expense on revenue earned in a foreign jurisdiction. The Company’s effective tax rate was 0% and (0.6)% for the nine months ended September 30, 2026 and 2025, respectively. The Company was in a full valuation allowance for the nine months ended September 30, 2026 and the year ended December 31, 2025.

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

Overview

Solid Power is a U.S.-based leader in solid-state battery technology and manufacturing processes. Our core technology is a sulfide-based solid electrolyte material, which replaces the liquid or gel electrolyte used in traditional lithium-ion battery cells. We believe our electrolyte technology has the potential to enable a step-change improvement in battery cell performance beyond what is currently achievable in conventional lithium-ion battery cells, including improved energy density, battery life, and safety performance. We are currently targeting the battery electric vehicle market due to the size and perceived demand for next generation battery technology but believe our technologies can also have broader applications in robotics, defense and aviation, and off-highway markets, as these markets mature.

2026 Development Objectives

We made progress on our 2026 development objectives and other strategic priorities as the solid-state battery landscape continues to evolve. Below is a summary of recent progress towards our goals.

●	Strengthen relationships with our existing partners and pursue new partnerships – During the third quarter, we continued to work with SK On regarding operational and technical support for its pilot cell manufacturing line and continued discussing a potential new collaboration agreement, which could replace or amend the existing research and development technology license agreement with SK On (the “SK On R&D license”). Separately, we advanced discussions with industry leading partners regarding a potential joint venture for commercial-scale electrolyte production in the Republic of Korea.
●	Pursuing expanded opportunities in additional battery markets– We expanded collaboration opportunities for our electrolyte technology beyond electric vehicles, including in humanoid robotics, drone and defense applications, supported by our cell-testing and pilot-production capabilities.
●	Continue executing on our electrolyte development roadmap – As of September 30, 2026, we had nearly completed construction of our continuous electrolyte production pilot line (MOBIUS™). Subsequent to quarter end, we began commissioning, including introducing materials into the line. Plant validation, operational startup and full commissioning remain planned for the fourth quarter of 2026. Following commissioning, we expect MOBIUS™ to increase our total annual electrolyte production capacity by 150%, from 30 metric tons to approximately 75 metric tons. Finally, we are on track to complete the ISO 9001 certification by the end of the fourth quarter 2026.

●	Promote electrolyte product competitiveness – We improved our performance and provided shipments of electrolyte to key customers including Samsung SDI Co., Ltd and SK On. We completed the joint evaluation agreement with Samsung SDI and BMW AG which expired on September 30, 2026. We are optimistic about the possibility of continuing to work with Samsung SDI on electric vehicles and other potential applications of ASSB technologies.
●	Remain fiscally disciplined – We remained fiscally disciplined, balancing financial discipline with appropriate investments in technology developments and process improvements. See “—Results of Operations” and “—Liquidity and Capital Resources” for more information.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 to the Three and Nine Months Ended September 30, 2025 (in thousands)

During the three and nine months ended September 30, 2026, our capital and operational investments supported our key 2026 development objectives.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenues and Grant Income
Revenue	$243	$3,732	$(3,489)	(93)%	$1,331	$15,342	$(14,011)	(91)%
Grant income	981	828	153	18%	2,698	2,774	(76)	(3)%
Total revenue and grant income	1,224	4,560	(3,336)	(73)%	4,029	18,116	(14,087)	(78)%
Operating Expenses
Direct costs	2,530	3,632	(1,102)	(30)%	8,197	14,790	(6,593)	(45)%
Research and development	18,724	18,276	448	2%	55,835	55,639	196	0%
Selling, general and administrative	9,810	7,074	2,736	39%	26,471	22,008	4,463	20%
Total operating expenses	31,064	28,982	2,082	7%	90,503	92,437	(1,934)	(2)%
Operating Loss	(29,840)	(24,422)	(5,418)	22%	(86,474)	(74,321)	(12,153)	16%
Nonoperating Income and Expense
Interest income	3,976	3,050	926	30%	12,160	9,887	2,273	23%
Change in fair value of warrant liabilities	1,572	(3,464)	5,036	(145)%	13,463	(802)	14,265	(1,779)%
Interest expense	(2)	(6)	4	(67)%	(209)	(21)	(188)	895%
Other income (expense)	52	(58)	110	(190)%	(23)	(732)	709	(97)%
Total nonoperating income and expense	5,598	(478)	6,076	(1,271)%	25,391	8,332	17,059	205%
Pretax Loss	$(24,242)	$(24,900)	$658	(3)%	$(61,083)	$(65,989)	$4,906	(7)%
Income tax expense (income)	1	360	(359)	(100)%	6	365	(359)	(98)%
Share of net loss (income) of equity method investee	110	607	(497)	(82)%	114	1	113	11300%
Net Loss Attributable to Common Stockholders	$(24,353)	$(25,867)	$1,514	(6)%	$(61,203)	$(66,355)	$5,152	(8)%
Other Comprehensive Income (Loss)	(905)	161	(1,066)	(662)%	(2,864)	346	(3,210)	(928)%
Comprehensive Loss Attributable to Common Stockholders	$(25,258)	$(25,706)	$448	(2)%	$(64,067)	$(66,009)	$1,942	(3)%

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

We recognized $0.2 million and $1.3 million of revenue for the three and nine months ended September 30, 2026, respectively. The revenue mostly consisted of performance on the SK On R&D license, line installation agreement, and electrolyte supply agreement with SK On (collectively, the “SK On Agreements”).

We recognized $1.0 million and $2.7 million of government grant income for the three and nine months ended September 30, 2026. Government grant income consists of grant income from the Assistance Agreement. The Assistance Agreement provides that the DOE will provide us with funding of up to $50 million for our installation of equipment necessary for the continuous production of sulfide-based solid electrolyte material. As of September 30, 2026, construction of our continuous electrolyte production pilot line (MOBIUS™) was nearly complete. Construction of MOBIUS™ has been funded in part with the DOE grant proceeds under the Assistance Agreement.

Total revenue and grant income decreased $3.3 million and $14.1 million for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 largely due to the timing of performance milestones achieved under our customer arrangements in the prior year. The nine-month decrease also reflected the $1.2 million cumulative catch-up adjustment driven by a change in assumptions connected to our constraint on variable consideration within certain milestone payments under the SK On R&D license. For the remainder of 2026, we expect revenue recognition to continue to decrease relative to prior year periods as we focus on our site acceptance testing, commissioning and operational startup of the continuous electrolyte production pilot line (MOBIUS™) and provide electrolyte to our partners and customers.

Operating Expenses

Operating expenses increased $2.1 million and decreased $1.9 million in the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. The increase for the three-month period was primarily driven by an increase in strategic commercial readiness consulting fees supporting our business development objectives, which is offset by a reduction in costs on the SK On Agreements as the milestone achievements were large in the prior year. The decrease for the nine-month period was primarily driven by the reduction in costs on the SK On Agreements which is offset by an increase in stock-based compensation and strategic commercial readiness consulting fees.

Direct Costs

Direct costs, which include labor, subcontractor, and material costs incurred in support of revenue-generating projects, decreased $1.1 million and $6.6 million for the three and nine months ended September 30, 2026 compared to the same periods in 2025. Direct costs for the three and nine months ended September 30, 2026 included a $1.3 million out-of-period adjustment related to value-added tax (“VAT”) on costs incurred under the SK On Line installment, as further discussed in Note 2 of the condensed consolidated financial statements. Excluding this adjustment, direct costs were $1.1 million as of the three months ended September 30, 2026 and $6.8 million as of the nine months ended September 30, 2026, reflecting the completion of the line installation agreement with SK On in the second quarter of 2026.

Research and Development

Research and development expenses consist of employee compensation and benefits for personnel engaged in research, engineering, manufacturing, chemistry, and technical operations. Research and development expenses also include costs related to our facilities and depreciation associated with plant and equipment used in our development activities.

Research and development expenses did not change materially for the three and nine months ended September 30, 2026 compared to the same period in 2025.

Selling, General and Administrative

Selling, general and administrative expenses are largely comprised of employee compensation and personnel-related costs for our administrative functions as well as costs driven by insurance and regulatory requirements. Selling, general and administrative expenses increased $2.7 million and $4.5 million in the three and nine months ended September 30, 2026 compared to the same periods in 2025. This increase was driven by increased spend on consulting activities on commercial readiness and strategic market expansion into additional battery markets supporting our business development goals. The increase of selling, general and administrative expenses was also driven by stock-based compensation expense as a result of larger annual incentive stock grant during 2026 compared to 2025, as well as forfeitures of unvested stock options and restricted stock units in 2025 that did not recur in 2026.

Nonoperating Income and Expense

Nonoperating income and expense includes interest income, the non-cash impact from the change in the fair value of our warrant liabilities, and other immaterial income and expense items. For the three and nine months ended September 30, 2026, nonoperating income and expense increased $6.1 million and $17.1 million compared to the same periods in 2025 due to the change in fair value of warrant liabilities and the change in interest income earned.

The change in the fair value of warrant liabilities for the three months ended September 30, 2026 caused a $1.6 million gain compared to the three months ended September 30, 2025 where the change in the fair value caused a loss of $3.5 million. The change in the fair value of warrant liabilities for the nine months ended September 30, 2026 caused a $13.5 million gain compared to the nine months ended September 30, 2025 where the change in the fair value caused a loss of $0.8 million.

Interest income earned increased $0.9 million and $2.3 million for the three and nine months ended September 30, 2026 compared to the same period in 2025 which was driven by the increase in the available-for-sale securities available to earn interest.

Liquidity and Capital Resources

Sources of Liquidity

The sale of equity has historically been our primary source of cash, with a smaller portion of cash coming from achievement of performance milestones under agreements with our partners and government contracts. We also receive cash from the interest earned on our available-for-sale securities.

As of September 30, 2026 and December 31, 2025, we had total liquidity, as set forth below:

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$23,278	$21,607
Available-for-sale securities	374,283	314,843
Total liquidity	$397,561	$336,450

As of September 30, 2026, total liquidity, which includes all cash and cash equivalents as well as our available-for-sale securities, was $397.6 million, an increase of $61.1 million compared to December 31, 2025. Total liquidity excludes $0.3 million of restricted cash pledged as collateral for a customs bond arrangement. As of September 30, 2026, contract assets and accounts receivables were $6.2 million, total current liabilities were $18.8 million, and we continued to have no debt.

Short-Term Liquidity Requirements

Our short-term liquidity requirements include operating and capital expenses needed to further our research and development programs and to support the remaining work on our continuous electrolyte production pilot line (MOBIUS™), including cash payments related to final equipment installation, commissioning, plant validation, and operational startup costs. We anticipate that our most significant capital expenditures for the remainder of the year will relate to construction of our continuous electrolyte production pilot line (MOBIUS™) as well as improvements to our cell development capabilities. We believe that our cash, cash equivalents, and available-for-sale securities are sufficient to meet our operating cash needs and working capital and capital expenditure requirements for a period of at least the next 12 months.

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

During the three and nine months ended September 30, 2026, we did not sell any shares of common stock under the Distribution Agreement. During the three months ended September 30, 2025, we sold 8,471,849 shares of common stock at an average price of $4.02 per share raising gross proceeds of $34.1 million before deducting offering costs, commissions, and fees. Our net proceeds totaled $32.9 million. As of September 30, 2026, approximately $58.8 million remained available for future sales under the Distribution Agreement.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash and cash equivalents used in operating activities	$(43,967)	$(55,002)
Net cash and cash equivalents (used in) provided by investing activities	$(72,832)	$46,099
Net cash and cash equivalents provided by financing activities	$118,750	$30,776

Cash used in operating activities:

Cash used in operating activities for the nine months ended September 30, 2026 decreased by $11.0 million compared to the nine months ended September 30, 2025. This decrease was primarily driven by a $2.3 million reduction in cash used for employee compensation and related benefit costs and a $2.6 million reduction in payments to our suppliers due to the timing of our payments under annual contracts, which shifted from a beginning-of-year payment schedule to an end-of-year payment schedule.

In addition, collections from our partners increased by $2.6 million during the nine months ended September 30, 2026 compared to the same period in the prior year. Interest income earned on our investment portfolio increased by $3.7 million resulting from higher invested cash balances following the registered direct offering during the nine months ended September 30, 2026 compared to the same period in the prior year.

We expect cash used in operating activities for the remainder of the year to increase on a quarterly basis as we continue to achieve our development objectives and focus on driving electrolyte product competitiveness and commercialization.

Cash provided by (used in) investing activities:

Cash used in investing activities increased by $118.9 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to changes in our proceeds from and purchases of available-for-sale securities and changes in capital expenditures.

Purchases of available-for-sale security activity increased $134.8 million in the nine months ending September 30, 2026 compared to the same period in prior year. This change was driven by deployment of $121.3 million of proceeds, net of fees and expenses, from the registered direct offering into our investment portfolio.

Cash used for capital expenditures and intangibles increased $6.4 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to timing of milestone payments on our capital projects. We anticipate cash used in investing for capital expenditures for the remainder of the year to increase as we complete the remaining work on the continuous electrolyte production pilot line (MOBIUS™).

Cash provided by financing activities:

Cash provided by financing activities increased $88.0 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was due to the proceeds of $121.3 million, net of fees and expenses, from the registered direct offering in 2026 offset by the proceeds of $33.3 million, net of fees and expenses, from the ATM in 2025.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Estimates

Except as set forth below, there have been no significant and material changes in our critical accounting policies and use of estimates during the nine months ended September 30, 2026 as compared to those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the 2025 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2026 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, prospects, reputation, results of operations, and financial condition, as well as the price of our common stock and warrants, can be affected by a number of factors, whether currently known or unknown, including those described in “Part I, Item 1A. Risk Factors” of the 2025 Form 10-K, as they may be further updated or amended in future filings we make with the SEC. When any one or more of these risks materialize from time to time, our business, reputation, results of operations, and financial condition, as well as the price of our common stock and warrants, can be materially and adversely affected. There have been no material changes to our risk factors since the 2025 Form 10-K.

Item 5. Other Information

During the quarter ended September 30, 2026, the following director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K:

Name and Title	Action	Date of Action	Trading Arrangement		Aggregate Number of Securities to be Purchased or Sold	Duration
			Rule 10b5-1(1)	Non-Rule 10b5-1
Joshua Buettner-Garrett Chief Technology Officer	Adoption	September 29, 2026	☒	☐

Option exercises: Up to 3,041,275 shares of common stock may be acquired upon exercise of stock options

Sales: Up to 3,279,748 shares of common stock may be sold, consisting of (i) up to 2,682,416 shares acquired upon those option exercises and (ii) up to 597,332 shares owned before adoption of the trading arrangement

Until late September 2027

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

Date: November 4, 2026	Solid Power, Inc.

By:	/s/ John Van Scoter
Name:	John Van Scoter
Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Linda Heller
Name:	Linda Heller
Title:	Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)